Form 10-K
period 1993-12-31
GREAT AMERICAN COMMUNICATIONS CO
filed 1994-03-25
CIK 317833

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                   FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1993
        Commission File No. 1-8283

                   Great American Communications Company

   Incorporated under the
                           IRS Employer
      laws of Florida
               Identification No. 59-2054850

                              One East Fourth Street
                             Cincinnati, Ohio  45202
                              Phone: (513) 562-8000

   Securities registered pursuant to Section 12(b) of the Act:
   None.

   Securities registered pursuant to Section 12(g) of the Act:


   Title of Each Class
    Quoted On
   Class A Common Stock, $.01 par value
   NASDAQ/NMS

   Other securities for which reports are submitted pursuant to
   Section 15(d) of the Act:   None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by a court.   Yes X   No

         As of March 1, 1994, there were 10,153,672 shares of Class A Common Stock outstanding. The aggregate market value of Class A Common Stock held by non-affiliates of the Registrant at March 1, 1994, was approximately $105.1 million (based on non-affiliated holdings of 6,470,671 shares and a market price of $16.25 per share).

                   Documents Incorporated by Reference:

         Proxy Statement for the 1994 Annual Meeting of Shareholders (portions of which are incorporated by reference in Part III hereof).

                                 GREAT AMERICAN COMMUNICATIONS COMPANY
                                        INDEX TO ANNUAL REPORT
                                             ON FORM 10-K

                                                                                   Page
      Part I
       Item 1    -  Business                                                        1
       Item 2    -  Properties                                                      6
       Item 3    -  Legal Proceedings                                               6
       Item 4    -  Submission of Matters to a Vote of Security Holders             7

      Part II
       Item 5    -  Market for Registrant's Common Equity and Related
                      Stockholder Matters                                           8
       Item 6    -  Selected Financial Data                                         9
       Item 7    -  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                          10
       Item 8    -  Financial Statements and Supplementary Data                    16
       Item 9    -  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                           *

      Part III
       Item 10   -  Directors and Executive Officers of the Registrant             17
       Item 11   -  Executive Compensation                                         17
       Item 12   -  Security Ownership of Certain Beneficial Owners and
                      Management                                                   17
       Item 13   -  Certain Relationships and Related Transactions                 17

      Part IV
       Item 14   -  Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K                                                  S-1


      *  The response to this Item is "none".

                                      PART I

                                      ITEM 1

                                     Business


   Introduction

         Great American Communications Company ("GACC") is a holding company engaged primarily in the ownership and operation of television and radio stations. Its address is One East Fourth Street, Cincinnati, Ohio 45202 and its telephone number is (513) 562-8000. American Financial Corporation and its chairman, Carl H. Lindner, (collectively, "AFC") owned approximately 32.5% of GACC's outstanding Common Stock at March 1, 1994. GACC's principal operations are conducted through its wholly-owned subsidiary, Great American Television and Radio Company, Inc. ("GATR").

         On December 28, 1993, GACC completed its comprehensive financial restructuring through a prepackaged plan of reorganization under chapter 11 of the U.S. Bankruptcy Code. As part of the reorganization, GACC effected a one-for-300 reverse stock split and issued approximately
   10.1 million shares of Class A Common Stock, 1.2 million shares of Class B Common Stock and $72.5 million principal amount of 14% Senior Extendable Notes initially due June 30, 2001 (the "14% Notes") in exchange for $288 million principal amount of debt, $275 million liquidation value of preferred stock of a subsidiary and $7.5 million in cash. As a result of the reorganization, indebtedness and preferred stock obligations have been reduced from $910 million to $433 million, and annual fixed charges (interest and preferred stock dividends) have been reduced from more than $94 million to approximately $41 million. The prepackaged plan of reorganization is discussed in further detail in Note B to GACC's Financial Statements. The term "Common Stock" as used herein refers to both the Class A and Class B Common Stock. The differences in these two securities are discussed in Item 5 and Note H to GACC's Financial Statements.

         On February 18, 1994, GACC refinanced its 14% Notes and the 13% Senior Subordinated Notes due 2001 issued by Great American Broadcasting Company ("GABC"), one of GACC's subsidiaries, through the issuance of 9-3/4% Senior Subordinated Notes due 2004.

   General

         At December 31, 1993, GATR owned and/or operated six network-affiliated television stations, twelve FM radio stations and five AM radio stations. The following tables give the location, network affiliation and market information for these stations:

                                         Television Stations
                                                            Station Rank(A) Commercial   Cable
          Market and             TV     Station and Network         Adults  Stations In   Sub-
        National Market      Households First Year  Affili-  Market  Aged     Market    scriber-
           Rank (A)            In DMA     Owned      ation   Share   25-54    VHF  UHF     ship

       Tampa, FL        15   1,384,000    WTSP 1985   ABC      3      3        3    6     67%
       Phoenix, AZ      20   1,097,000    KSAZ*1985   CBS      1T     2T       4    4     53%
       Cincinnati, OH   30     770,000    WKRC 1949   ABC      3      1T       3    2     58%

       Kansas City, MO  31     768,000    WDAF 1964   NBC      3      2T       3    3     60%
       Greensboro/
         High Point, NC 48     538,000    WGHP 1991   ABC      2T     2T       3    4     58%
       Birmingham, AL   51     522,000    WBRC 1957   ABC      1      1        2    3     62%

      *Formerly KTSP.
        (A) Rankings based on TV Households in Designated Market Area ("DMA"), 6:00 a.m. to
              2:00 a.m., Sunday-Saturday.  "T" = tied.

      The source of all television stations' market information is the Nielsen Station Index,
      November 1993.


                                             Radio Stations
                                                                      Station Rank In
          Market and         Population  Station and                         Targeted  Stations
        National Market       in Metro   First Year    Power   Format Market Audience    In
           Rank (A)           Area (A)     Owned      (Watts)   (B)    (C)     (D)      Market
      FM

      Detroit, MI(a)     6    3,643,100   WRIF 1987     27,200   AOR    13T      2        30
      Atlanta, GA       12    2,681,900   WKLS 1985    100,000   AOR     8       3        19
      Phoenix, AZ       21    1,880,000   KSLX 1992    100,000    CR    16       7        26
      Tampa, FL         22    1,869,400   WXTB 1989    100,000   AOR     2       1        24
      Denver, CO(b)     24    1,636,500   KBPI 1990    100,000   AOR     9T      3        33

      Cincinnati, OH(b) 25    1,528,500   WKRQ 1947     50,000   CHR     3       3        24
      Portland, OR      26    1,511,600   KKRZ 1984    100,000   CHR     3       2        25
      Milwaukee, WI(a)  28    1,342,000   WLZR 1987     50,000   AOR     4       2        26
      Sacramento, CA    29    1,340,100   KSEG 1988     50,000    CR     6       5        25
      Sacramento, CA(c) 29    1,340,100   KRXQ          25,000   AOR     8T      2        25
      Kansas City, MO   30    1,338,000   KYYS 1964    100,000   AOR    11       6        25

      Columbus, OH      34    1,197,200   WLVQ 1954     40,000   AOR     5       1        23





      AM
      Phoenix, AZ       21    1,880,000   KOPA 1992      5,000    CR    n/m     n/m       26
      Portland, OR      26    1,511,600   KEX  1984     50,000    AC     2       5        25

      Milwaukee, WI(a)  28    1,342,000   WLZR 1987      1,000   AOR    n/m     n/m       26
      Kansas City, MO   30    1,338,000   WDAF 1964      5,000     C     1       9        25
      Columbus, OH      34    1,197,200   WTVN 1954      5,000    AC     2       3        23

      Notes to this table appear on the following page.




















































      (a) Under Agreement for sale as of March 1, 1994.

      (b) An agreement in principal has been reached for the sale of KBPI in Denver and the acquisition of WWNK-FM in Cincinnati.  The transaction is pending execution of a definitive agreement and is subject to the approval of the FCC.

      (c) Operated under a local marketing arrangement as of December 31, 1993; under agreement for purchase as of March 1, 1994.

          (A)Rankings for Metro Area, all persons aged 12 and over.  Source: "Market Survey
            Schedule and Population Rankings" - Arbitron, Fall 1993.
        (B) AOR - Album Oriented Rock; AC - Adult Contemporary; C - Country; CHR - Contemporary
              Hit Radio; CR - Classic Rock.
        (C) Rankings for Metro Area, 6am-midnight, Monday-Sunday.  All persons aged 12 and over.
              Source: Arbitron Radio Market Report, Fall 1993.  "T" - tied.
        (D) Rankings for Metro Area, 6am-midnight, Monday-Sunday.  Targeted Audience: FM -
            Adults aged 18-34, AM - Adults aged 25-54.  Source: Arbitron Radio Market Report,
              Fall 1993.
      n/m   Separate rating not meaningful.  These stations are operated in conjunction with the related FM station.

         Substantially all of GATR's broadcast revenues come from the sale of advertising time to local and national advertisers. Local advertisements are sold by each station's sales personnel and national spots are sold by independent national sales representatives. GATR's television and radio stations compete for revenues with other stations in their respective signal coverage areas as well as with all other advertising media. Advertising revenues are significantly affected by economic conditions on both the national and local level.

         GATR's television stations receive a significant portion of their programming from their respective networks; the networks sell commercial advertising time within such programming. The competitive position of the stations is directly affected by viewer acceptance of network programs.
   In recent years, the national audience shares obtained by the networks have declined as a result of increased competition from cable television networks and other competing program sources. As of 1991, these declines began to diminish and it is expected that significant declines will not occur during the next several years. The non-network programs broadcast by the stations are either produced by the stations or acquired from other sources. Locally originated programs include a wide range of show types such as entertainment, news, sports, public affairs and religious programs.

         Broadcast stations also compete for audience with other forms of home entertainment, such as cable television, pay television systems of various types and home video and audio recordings. These competing services, which have the potential of providing improved signal reception or increased home entertainment selection, have experienced rapid growth in recent years. The major competing television services today are provided by a large number of advertiser-supported and pay cable television networks. Cable subscribership is presently slightly under 60% of television households in the United States, and is not expected to grow beyond 65% within the next several years. There are other related forms of home entertainment which, with continued technological advances or regulatory changes, can be expected to become increasingly competitive with GATR's broadcast properties. In addition, statutory or regulatory changes may affect the competition faced by GATR. For example, the Federal Communications Commission ("FCC") now permits telephone companies to deliver video services to homes in the companies' telephone service areas, but only on a common carrier basis. Telephone companies continue to seek authority from the FCC and from Congress to become cable operators and thereby to compete directly with presently existing cable systems.

         Because most radio programming originates locally, network affiliation has little effect upon the station's competitive position within the market. GATR's AM radio stations offer their listeners a wide range of programs including news, music, discussion, commentary and sports. GATR's FM radio stations offer primarily album oriented rock, classic rock and contemporary hit music programming, designed to appeal to a more youthful audience. Companies that operate radio stations must always be alert to the possibility of another station changing its programming format to compete directly for listeners and advertisers. If another station converts to a format similar to that of one of GATR's radio stations in the same geographic area, the result could be lower ratings and advertising revenue, increased promotion and other expenses and consequently lower operating results.

         FCC rules permitting ownership of two FM and/or two AM radio stations in certain markets (a "duopoly") have created opportunities for GATR to increase its share of advertising revenues in its existing markets and may allow certain synergies such as reduced operating expenses resulting from combined administrative staffs, combined promotional efforts, and the ability to offer advertisers a larger combined audience. GATR expects in the near future to purchase, sell or exchange radio stations in order to avail itself of the considerable operating opportunities presented by the duopoly rules. Pursuant to this effort, GATR expects to close during the second quarter of 1994 the purchase of a second FM radio station in Sacramento, and has recently announced the agreement in principle to acquire a second FM radio station in Cincinnati.



   Regulation

         GATR's business is subject to various federal and state laws and regulations which can affect the profitability of operations. GATR's television and radio broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. Among other things, FCC regulations govern issuance, term renewal and transfer of licenses which are necessary for operation of television and
   radio stations.   Upon application, and in the absence of conflicting
   applications (which would require the FCC to hold a hearing) or adverse findings as to the licensee's qualifications, such licenses are renewed without hearing for regular terms of five years for television stations and seven years for radio stations. Representatives of special interest and minority groups have, in the past, filed petitions to deny renewal applications of various broadcast stations. All of GATR's broadcast stations presently operate under regular renewal authorizations. A license renewal application is currently pending with respect to GATR's television station in Birmingham.

         Two organizations have filed petitions with the FCC to deny the license renewal application of GATR's Birmingham television station, alleging the station has failed to meet the FCC's equal employment opportunity requirements. GATR has opposed the petitions and expects that the license will be renewed. Grant of the renewal will continue to be delayed until the FCC has considered these petitions.

         The FCC's present rules permit maximum national ownership of eighteen AM and eighteen FM radio stations. A single owner may own a maximum of two AM and two FM stations in larger radio markets such as those in which GATR operates stations, so long as the combined audience share served by those stations in a single market does not exceed 25%. The FCC's rules currently permit ownership of twelve television stations nationally, and one television station in each market.

         Current FCC regulations also prohibit the ownership of both radio and television stations in the same geographic market area. Pursuant to waivers of those rules granted by the FCC, GATR currently owns both radio and television stations in four markets: Cincinnati, Ohio; Kansas City, Missouri; Tampa, Florida; and Phoenix, Arizona. None of the FCC waivers are limited as to time, but it is possible that the FCC might, in the future, prohibit the sale of all of the stations in any of these markets to a single purchaser. GATR's planned acquisition of a second FM radio station in Cincinnati will require a further waiver of the FCC's rules.

         A pending rulemaking proceeding before the FCC proposes to relax or eliminate several multiple ownership rules with respect to television and with respect to radio/television stations in the same market. The timing and substantive outcome of that rulemaking are uncertain.

         Legislation adopted in 1992 affords most television licensees the right either to have their station's signals carried on local cable systems or, alternatively, to require that operators of local cable systems obtain "retransmission consent" to carry each television station's signal on cable. All of GATR's television stations are presently carried by cable systems in their local service areas in most cases pursuant to retransmission consent agreements.

         Current technology offers several different methods of transmitting television with greatly improved definition, color rendition, sound and a wider screen picture. The most advanced type of transmission system is referred to as High Definition Television ("HDTV"). HDTV transmissions from communications satellites to homes equipped with special HDTV receivers have begun on a limited basis in Japan, but such transmissions are incompatible with reception by current television sets in use in the United States. The FCC is expected in 1995 to promulgate a technical standard or standards for a system of HDTV broadcasting to be used in the U.S. The type of HDTV standard that will be adopted by the FCC will involve the broadcast of HDTV on a separate television channel than that used for conventional broadcasting, and would thus require participating broadcasters to make significant new capital investments in order to operate a second station in each market. If broadcast stations fail to make this additional investment, they would in the long term be likely to suffer adverse competitive effects, since cable television, VCRs and direct broadcast satellites are likely to deliver HDTV signals or programs to consumers. Although these regulatory proceedings with respect to HDTV and HDTV standards are in process, GATR does not believe HDTV will be a significant factor over the next few years. After the final standards are set, manufacturers must gear up to produce both transmission equipment and receivers under the standard. Finally, penetration of the new HDTV receivers in the consumer marketplace will need to reach certain levels before stations commit to the capital investment necessary to broadcast HDTV.

         The FCC is also investigating new methods of "digital" radio broadcasting. "Digital radio" would permit radio transmission and reception at a level of quality comparable to that afforded by compact discs, and would be far less subject to interference than present radio broadcasts. Present day radio receivers would not be able to receive digital radio broadcasts because digital radio, in addition to utilizing different technology, may use totally different transmission frequencies than used by present radio stations. As the result of frequency allocations made by the World Administrative Radio Conference in 1992, digital radio is expected to be developed initially in the U.S. as a satellite-delivered system, and in Europe, Canada and Mexico as a terrestrial system. If terrestrial digital radio is implemented in the U.S., it will likely be through the use of "in-band" systems that send digitalized signals over the frequencies currently used for AM and FM broadcasting. Several U.S. industry groups are already experimenting with the development of such "in-band" technology. The outcome of various proceedings currently pending before the FCC concerning digital radio broadcasting may affect the long-term value of GATR's radio franchises either positively or negatively, although it is not presently anticipated that any commercial digital radio broadcasting will begin in the United States before 1996.

         While the FCC relies largely on the interplay of marketplace forces in lieu of direct government regulation, the FCC continues to regulate closely some aspects of broadcast station operations. Examples of such regulation include equal employment practices, political broadcast practices and rates, television stations' performance in providing educational and informational programs for children, television stations' compliance with maximum commercial limits in children's programs, and compliance with various technical regulations. It is also FCC policy to encourage increasing competition among different electronic communications media. As a result of rapidly developing technology, GATR's television stations can be expected to confront increased competition from many other systems by which information and entertainment are delivered to the home on both a free and paid basis. Such competing delivery systems include cable television, direct broadcasting to homes by communications satellites, new low power television stations authorized by the FCC, pay television delivered to homes via microwave by "wireless cable" systems, common carriers and videocassettes. The FCC now permits telephone companies to deliver video services to homes in the companies' telephone service areas, but only on a common carrier basis. Telephone companies continue to seek authority from the FCC and from Congress to become cable operators and thereby to compete directly with presently existing cable systems.

   Employees

         At December 31, 1993, GATR and its subsidiaries employed approximately 1,300 full-time employees and 250 part-time employees.

                                      ITEM 2

                                    Properties

         GATR owns all of its television station studios, buildings and transmission sites, except the Phoenix transmission site for which the lease expires in 2012. It owns its radio studios and buildings in Cincinnati, Kansas City and Milwaukee. All other radio station studios are operated from leased facilities. GATR owns all of its AM station transmission sites (other than Phoenix for which the lease expires in 1997) and owns its FM station transmission sites in Cincinnati, Kansas City, Milwaukee and Sacramento. GATR leases its FM station transmission sites in Atlanta, Columbus, Denver, Detroit, Portland, Phoenix and Tampa pursuant to term leases expiring in 1998, 2003, 1994, 1996, 2001, 2000 and 2027, respectively.

                                      ITEM 3

                                Legal Proceedings

         An action styled W. Kenneth Tregenza, et al. v. Great American Communications Company, et al., (92-C-6384), was filed in September 1992 in the United States District Court for the Northern District of Illinois, Eastern Division. The defendants are GACC and Shearson, Lehman Brothers ("Shearson"). The action purports to be a class action on behalf of persons who purchased or otherwise acquired the Common Stock of GACC from October 11, 1989 to December 17, 1991. Plaintiffs in the action allege that certain transactions, pursuant to which GACC issued Common Stock in exchange for debt securities in October 1989, should have been effected pursuant to a registration statement. Plaintiffs also allege that material misrepresentations and omissions occurred in connection with the sales by Shearson of the stock subsequent to the exchange. The complaint asserts claims against GACC under Section 12(2) of the Securities Act of 1933, Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, and under the Illinois Securities Act. The complaint sought rescission regarding the purchase of approximately 3.65 million shares involving a monetary value of approximately $44 million. Motions by GACC and Shearson to dismiss the action were granted in May 1993. On December 23, 1993, the United States Court of Appeals for the 7th Circuit affirmed the District Court's dismissal of the Plaintiff's action. The Plaintiff's have filed a petition for certiorari with the United States Supreme Court.

         On December 21, 1993, Coronet Insurance Company and its affiliate, Casualty Insurance Company of Florida, filed an appeal from the decision of the U.S. Bankruptcy Court for the Southern District of Ohio confirming GACC's prepackaged plan of reorganization. The appeal, Coronet Insurance Company, et al. v. Great American Communications Company, (C-1-94-018), is now pending before the U.S. District Court for the Southern District of Ohio. Coronet contends that the Bankruptcy court erred in approving the settlement and release of certain claims by GACC as part of the reorganization. Coronet's appeal seeks reversal of only that portion of the confirmation order approving the settlement and release. Coronet contends that there was not a "sufficient factual foundation" for approving the settlements under Federal Rule of Bankruptcy Procedure 9019, because specific dollar values were not assigned to the released claims. The Bankruptcy Court found that valuation of the released claims was not possible, and that a sufficient factual foundation existed without such a valuation. Briefs on the merits of the appeal have been filed. GACC has also moved to dismiss the appeal on grounds that it is moot, due to consummation of the plan of reorganization. That motion is also pending.

                                      ITEM 4

                              Submission of Matters
                          to a Vote of Security Holders

         The Registrant solicited acceptances of its joint prepackaged plan of reorganization during October and early November 1993; the voting deadline was November 3, 1993. Votes were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. Shareholders approved the joint prepackaged plan of reorganization with 40,441,023 shares cast in favor of the plan, 1,199,274 shares voted against the proposal and 15,089,137 shares not voted.

         The plan was also approved by the requisite percentage of each class of security holders and other claimants as required by the Bankruptcy Code. The results of the vote by those security holders are listed below:


                                                  Percentage           Of Those
                                                Participation of       Voting,
                                                   Each Class        Percentage
                                               (Principal Amount)     in Favor
       GACC:
         14-3/8% Senior Subordinated Debentures       89.2%             99.8%
         9% Senior Subordinated Notes                 85.6%             96.5%

         11% Senior Debentures                        36.4%             95.2%
       GACC Holding Company:
         20-1/2% Senior Notes
           and 14-1/8% Senior Notes (combined)        98.6%             93.2%

         The plan was also unanimously approved by the holders of two other debt issues not registered under the Securities Exchange Act of 1934; the 9-1/2% Senior Secured Notes of New GACC Holdings, Inc. and GACC's Variable Rate Convertible Subordinated Debentures.

                                     PART II

                                      ITEM 5

                      Market for Registrant's Common Equity
                         and Related Stockholder Matters

         GACC's Class A Common Stock, issued in the reorganization on December 28, 1993, began trading on the National Market System of the National Association of Securities Dealers Automated Quotations Systems, Inc. ("NASDAQ") on December 31, 1993 under the symbol "GACC". As a result of the effects of the reorganization (primarily the reverse stock split, the issuance of substantial amounts of equity securities in exchange for debt securities, and the division of the common stock into two classes), per share prices quoted prior to the reorganization have been rendered meaningless and are not comparable to sales prices for GACC's Class A Common Stock subsequent to the reorganization.

         The following table sets forth, for the periods indicated, the high and low per share sales prices of the Class A Common Stock on the NASDAQ National Market System:

                                                        High    Low
          1993:
            Fourth Quarter (December 31, 1993 only)    $16.75  $16.63
          1994:

            First Quarter (through March 1, 1994)       18.38   16.00



         The Class B Common Stock is not traded.

         The Class A Common Stock and the Class B Common Stock have the same rights and characteristics except that the holders of Class A Common Stock are entitled to one vote for each share of Class A Common Stock held of record, while holders of Class B Common Stock are entitled to one vote for each five shares of Class B Common Stock held of record. Shares of Class B Common Stock are convertible (on a one-for-one basis) into shares of Class A Common Stock either at the option of the holders thereof or automatically upon the sale of such shares.

         The number of holders of record of GACC's Class A Common Stock at March 1, 1994 was approximately 2,100. At March 1, 1994, there was one holder of record of GACC's Class B Common Stock.

         GACC did not pay any dividends on its Common Stock in 1993 or 1992. Pursuant to GACC's debt covenants, GACC is prohibited from making any dividend payments on its Common Stock.

                                      ITEM 6

                             Selected Financial Data

         The following table (in millions) sets forth certain data for the periods indicated and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations":

                                                      Predecessor (a)             : Reorganized
                                                                                  :    GACC
                                            1989      1990     1991  1992   1993  :    1993
                                                                                  :
      Statement Of Operations Data:                                               :
      Consolidated net revenues            $  200   $  210  $  202   $211   $205  :     N/A

      Operating income (loss)(b)               26       25      12   (642)    40  :     N/A
      Loss from continuing operations         (77)     (58)    (33)  (613)   (67) :     N/A
      Net earnings (loss) (c)                (103)     (46)     84   (597)   341  :     N/A
      Per share data (d)                       -        -       -     -      -    :      -
                                                                                  :
      Balance Sheet Data (e):                                                     :
      Consolidated assets                  $1,921   $1,803  $1,475   $714    N/A  :     $720
      Consolidated long-term debt           1,191    1,135     693    635    N/A  :      433

      Minority interest, preferred                                                :

        stock of subsidiary                   251      251     251    275    N/A  :      -
      Shareholders' equity (deficit)          178      133     258   (339)   N/A  :      139

     (a) For purposes of this table, the term "Predecessor" refers to Great American Communications Company prior to its emergence from chapter 11 bankruptcy in December 1993.

     (b) GACC reduced the recorded amount of its intangible assets as of December 31, 1992 by $658.3 million to reflect the carrying value of its broadcasting assets at estimated fair value at that time.

     (c) Net earnings for the year ended December 31, 1993 includes, as an extraordinary item, a one-time gain of $414.5 million relating to debt discharged in the reorganization.

     (d) Per share data are not presented for the Predecessor due to the general lack of comparability as a result of the reorganization.

     (e) Balance sheet data at December 31, 1993 reflects the adoption of fresh-start reporting. The application and effects of fresh-start reporting is discussed in more detail in Note B to GACC's Financial Statements.

        N/A - not applicable.

     As a result of GACC's emergence from bankruptcy and its adoption of fresh-start reporting as of December 31, 1993, GACC's Balance Sheet at and after December 31, 1993 and its Statements of Operations for periods after December 31, 1993 will not be comparable to the Financial Statements for periods included elsewhere herein. See Notes to Financial Statements.

                                      ITEM 7

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


   GENERAL The following discussion should be read in conjunction with the Financial Statements beginning on page F-1. For purposes of the following discussion, the term "Predecessor" refers to GACC prior to its emergence from chapter 11 bankruptcy.

   LIQUIDITY AND CAPITAL RESOURCES

         On December 28, 1993, GACC and its principal subsidiaries successfully completed a comprehensive financial restructuring. The restructuring had been designed to address GACC's severe liquidity difficulties by: (i) reducing total indebtedness; (ii) extending scheduled principal payments and maturities; and (iii) reducing interest rates, cash interest payments and cash dividends on preferred stock. The restructuring, accomplished largely through a prepackaged plan of reorganization under chapter 11 of the U.S. Bankruptcy Code, had the following principal components:

         * GACC effected a one-for-300 reverse stock split, reducing the number of common shares outstanding immediately prior to the reorganization from 56.7 million to approximately 189,000 shares. The Class A Common Stock issued in the reverse stock split resulted in the pre-reorganization stockholders owning approximately 1.7% of the common stock of reorganized GACC.

         * Debt of GACC and two of its former subsidiaries (carrying value of approximately $288 million) and preferred stock of one of its former subsidiaries ($274.9 million liquidation value), were then exchanged for $66.2 million principal amount of 14% Notes, 9.8 million shares of Class A Common Stock and
               1.2 million shares of Class B Common Stock. The 14% Notes allowed for the payment of interest in-kind through June 30, 1996, thereafter, interest was to be payable entirely in cash. The Class A and Class B Common Stock issued in these exchanges resulted in the holders of these securities owning approximately 98.3% of the voting common stock of reorganized GACC.

         * Two of GACC's subsidiaries reached consensual agreements with their creditors to extend the maturities of their debt obligations. GABC exchanged its 13% Senior Subordinated Notes due 2000 for 13% Senior Subordinated Notes due 2001 and GATR's bank debt due March 1995 was restructured through a new bank credit facility due December 1998 and through a new issue of 9-1/2% Notes due December 1999.

         As a result of the foregoing, AFC's holdings of common stock, debt securities ($44.6 million), preferred stock ($274.9 million liquidation value) and a line of credit ($42.5 million) were exchanged for Class A Common Stock equal to 33.2% of the common stock of reorganized GACC. In addition, AFC purchased approximately $6.3 million principal amount of 14% Notes and 94,837 shares of Class A Common Stock for a required capital contribution of $7.5 million in cash.

         On February 18, 1994, GACC refinanced the 14% PIK Notes due 2001 and GABC's 13% Senior Subordinated Notes due 2001 through the issuance of $200 million of 9-3/4% Senior Subordinated Notes due 2004.

         The following table (in millions) presents the effects of the reorganization and refinancing on projected minimum debt service and preferred stock dividend requirements for the next five years:


                            Debt Service and Preferred Stock
                             Dividend Requirements based on
                                    Capital Structure                 Increase (Decrease)
                                          After                         Attributable to
                               Of       Reorgan-     After           Reorgan-
                           Predecessor   ization  Refinancing         ization  Refinancing

          1994
            Cash              $185.0     $ 51.7       $ 57.8          ($133.3)     $ 6.1
            Non-Cash            20.1       13.4          2.3             (6.7)     (11.1)
              Total           $205.1     $ 65.1       $ 60.1          ($140.0)    ($ 5.0)


          1995
            Cash              $162.4     $ 55.7       $ 61.5          ($106.7)     $ 5.8
            Non-Cash            23.1       14.0          0.3             (9.1)     (13.7)
              Total           $185.5     $ 69.7       $ 61.8          ($115.8)    ($ 7.9)

          1996
            Cash              $147.4     $ 55.5       $ 52.5          ($ 91.9)    ($ 3.0)
            Non-Cash            22.7        7.1          0.3          (  15.6)      (6.8)
              Total           $170.1     $ 62.6       $ 52.8          ($107.5)    ($ 9.8)


          1997
            Cash              $ 91.7     $ 67.5       $ 56.9          ($ 24.2)    ($10.6)
            Non-Cash            19.8        -            0.4          (  19.8)       0.4
              Total           $111.5     $ 67.5       $ 57.3          ($ 44.0)    ($10.2)

          1998
            Cash              $ 90.8     $175.5       $158.4           $ 84.7     ($17.1)
            Non-Cash            22.7        -            0.4          (  22.7)       0.4

              Total           $113.5     $175.5       $158.8           $ 62.0     ($16.7)

          Total for
            Five Years        $785.7     $440.4       $390.8          ($345.3)    ($49.6)

   The following assumptions were used to prepare the foregoing table:

      *  Assumes current interest rates on the bank credit facilities.

      * Assumes all pay-in-kind notes in the respective capital structures are paid-in-kind for the maximum amount of time permitted under the respective agreements.

      *  Amounts do not include any principal payments that might be due as a result of the cash sweep feature of the bank credit facility. Under the terms of the cash sweep, all cash on hand in excess of $7.5 million would be used to prepay bank debt. The effect of any such cash flow sweep would be to increase the cash debt service payments in 1995, 1996 and 1997 and to decrease the final payment due in 1998.


         GACC is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary to meet its expenditures for administrative expenses and debt service obligations. Restrictions in GATR's debt agreements limit the amount of distributions GATR may make to GACC. All such distributions would be prohibited if GACC or its subsidiaries were not in compliance with the agreements. At December 31, 1993 and March 1, 1994 GACC and its subsidiaries were in compliance with such agreements and sufficient funds were available to meet GACC's administrative and debt service expenditures.

         The debt instruments of GACC and its subsidiaries also limit the amount of additional debt that can be incurred. Under the most restrictive of these covenants the additional debt capacity of GACC and its subsidiaries was $10 million.

         Based upon current levels of operations and anticipated growth it is expected that operating cash flow will be sufficient to meet expenditures for operations (including capital expenditures), administrative expenses and debt service through September 1998. GATR's bank credit facility requires a final maturity principal payment of $114 million in December 1998, exclusive of any excess cash sweeps prior to that date. Therefore, prior to December 31, 1998, GACC will be required to refinance GATR's bank credit facility or dispose of operating assets in order to make the final maturity payment.

         Unrelated to the future need to refinance the bank credit facility, GACC expects to continue in the near future to purchase, sell or exchange broadcast stations in order to avail itself of the considerable operating opportunities presented by new radio duopoly rules which permit ownership of up to two AM and two FM stations in markets in which GACC presently has radio operations. In furtherance of this strategy, GATR expects to close by second quarter's end the purchase of an additional FM radio station in Sacramento, and has recently announced the agreement in principle to acquire an additional FM radio station in Cincinnati. These purchases will be financed, in part, by the sales of GACC's radio stations in Denver, Detroit and Milwaukee. Management has also recently received expressions of interest from third parties regarding the purchase or sale of television stations and radio stations that do not present immediate duopoly opportunities. In several cases, discussions have ensued and are continuing between management and such interested third parties regarding transactions of this nature, but no agreements have been reached as management intends to continue its evaluation of potential sales and purchases in light of prevailing market and economic conditions, business prospects, industry trends and regulatory developments, and to recommend to the Board those proposals which may best maximize shareholder values.

   RESULTS OF OPERATIONS

         On December 28, 1993, GACC completed its comprehensive financial restructuring through a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code. Pursuant to the reporting principles of AICPA Statement of Position No. 90-7 entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), GACC revalued its assets and liabilities to estimated fair values upon consummation of the restructuring. See Note B to the Financial Statements.

         In 1992, GACC recorded a provision for the revaluation of its broadcast intangible assets, reducing intangibles by $658.3 million as of December 31, 1992, to reflect the carrying value of its broadcasting assets at estimated fair values at that time, as shown under the heading "costs and expenses" in the Statement of Operations.

         The net earnings in 1991 and 1993 and the net loss in 1992 include significant gains from asset sales and debt refinancing transactions.
   GACC realized gains from asset sales, debt refinancing transactions and debt discharge totaling $218.5 million, $27 million and $408.1 million in 1991, 1992 and 1993, respectively. Gains from these types of transactions are not part of normal operations and no assurance can be given that such transactions will recur in the future or if they recur that gains will result.

         The financial results of GACC's business are seasonal. Television revenues are generally higher in the second and fourth calendar quarters than in the first and third quarters.

         The amount of broadcast advertising time available for sale by GATR's stations is relatively fixed, and by its nature cannot be stockpiled for later sale. Therefore, the primary variables affecting revenue levels are the demand for advertising time, the viewing or listening audience of the station and the entry of new stations in the marketplace. The major variable costs of operation are programming (entertainment, news and sports), sales costs related to revenues and promotional costs. The success of the programming determines the audience levels and therefore affects revenue.

         GACC's management believes that operating income before depreciation and amortization is helpful in understanding cash flow generated from its broadcasting operations which is available for debt service, capital expenditures and taxes, and in comparing operating performance of GACC's broadcast stations to other broadcast stations. Operating income before depreciation and amortization is also a key factor in GACC's assessment of station performance. Operating income before depreciation and amortization should not be considered an alternative to net income as an indicator of GACC's overall performance.

         Net revenues and operating income are shown below (in thousands):

                                                                   Predecessor
                                                          1991         1992         1993

            Net revenues
            Television broadcasting:
              Local                                    $ 62,130     $ 72,370       $ 73,085
              National                                   51,101       62,059         60,027
              Other                                       7,103        6,357          6,464
                Total                                   120,334      140,786        139,576

            Radio broadcasting:
              Local                                      60,174       52,716         53,704
              National                                   13,402       10,620         10,848
              Other                                       1,958        1,083          1,040
                Total                                    75,534       64,419         65,592





            Television program ventures                   5,688        5,616           -

                Total net revenues                      201,556      210,821        205,168

            Operating, selling, general
              and administrative expenses              (136,629)    (142,861)      (133,655)

            Corporate general and
               administrative expenses                   (4,367)      (4,091)        (3,411)

                Operating income before
                  depreciation and amortization          60,560       63,869         68,102

            Depreciation and amortization               (48,219)     (47,617)       (28,119)

            Revaluation of intangible assets               -        (658,314)          -

                Operating income (loss)                $ 12,341    ($642,062)     $  39,983

   1991 compared to 1992

         Television revenues increased $20.5 million (17%) during the year ended December 31, 1992; $12.6 million of this increase was due to the acquisition of the North Carolina television station in late December 1991. The 1992 revenue increase at the five stations owned during both years was $7.8 million (6.5%). The local and national elections, the Olympics and the beginning of the turnaround in the economy increased the demand for television time during 1992. Political advertising revenues for GACC's six television stations amounted to $4.2 million in 1992. Although political advertisements are required by law to be sold at a station's lowest rates, the effects on a television station's results are not all negative. Television stations have a relatively fixed supply of advertising time available for sale, therefore, political advertising tends to cause stations to reach "sell-out" levels more quickly. This contributes to an increase in the overall rate charged for advertising time, which, in turn, results in increased revenues. The Winter Olympics were aired on GACC's CBS affiliate in Phoenix; the Summer Olympics were aired on GACC's NBC affiliate in Kansas City.

         Radio revenues decreased $11.1 million (15%) during 1992 resulting primarily from the sale of GACC's radio stations in Indianapolis and Pittsburgh in January of 1992, partially offset by the purchase of the radio stations in Phoenix in April 1992. Radio revenues were, on a same station basis, slightly above 1991 revenue levels. Revenues were down in the first and third quarters and up in the second and fourth quarters of the year. The Olympics and the elections did not have a significant effect on GACC's radio stations.

         Excluding the $658.3 million charge for revaluation of intangible assets and operating income attributable to stations sold or acquired in 1991-1992, operating income increased $6.4 million (89%) due primarily to increased television station revenues.

   1992 compared to 1993

         Television revenues decreased $1.2 million (less than 1%) in 1993 due primarily to the fact that Kansas City Royals' baseball broadcasts which had aired on GACC's Kansas City television station during 1992 did not air in 1993. The loss of revenues related to political advertising and the Olympics was totally offset in 1993 by increased sales to other advertisers.

         Radio revenues increased $1.2 million (2%) during the year ended December 31, 1993. Excluding GACC's AM radio station in Cincinnati which was sold, radio revenues increased $3.6 million (6%) primarily as a result of increased demand for radio advertising time.

         GACC disposed of its television program venture when it sold its 20% interest in the assets and operations of the "Entertainment Tonight" joint venture in December 1992.

         Operating income increased $682 million in 1993 due primarily to:
   (i) the $658.3 million provision for the revaluation of intangibles in December 1992 and the related decrease in amortization expense of $18.9 million for the year ended December 31, 1993; and (ii) a $5.6 million decline in revenues from television program ventures as a result of the sale of GACC's interest in "Entertainment Tonight". Excluding these items and operating results from stations sold or acquired during 1992, operating income increased $8.6 million (28%) during 1993 due primarily to decreased expenses. The majority of the expense decrease is a result of reductions in programming costs at GACC's television stations, including the elimination of the costs associated with the Kansas City Royals' baseball broadcasts.

   Outlook - three months ended March 31, 1993 compared to March 31, 1994

         Given the January and February 1994 results and advertising orders already received for March, GACC expects to report material increases in net revenues and operating income before depreciation and amortization for its broadcast stations during the first quarter of 1994 compared to the first quarter of 1993.

   Other Income (Expense) Information Interest expense decreased $20 million (22%) during 1992 compared to 1991, reflecting primarily refinancings and retirements of long-term debt and, to a lesser extent, lower interest rates. Interest expense decreased $4.9 million (7%) during 1993, compared to 1992. In accordance with the provisions of SOP 90-7, GACC did not accrue interest totaling $4.9 million on debt subject to exchange after the filing of the bankruptcy petition (November 5, 1993).

         Included in "Miscellaneous, net" are the following items (in thousands):

                                                                        Predecessor
                                                                 1991       1992       1993
            Gains (losses) on sales of:
              Investments:
                Black Entertainment Television                 $36,678     $  -       $  -
                Interest in "Entertainment Tonight"               -         9,633        -
                Other investments                                 (835)       -          -
              Broadcast stations                                (5,000)    (5,000)       -
              Real estate, property and equipment                  513       (230)       270
            Pretax earnings from non-broadcasting
              businesses                                           563        113        273
            Other income (expenses), net                         1,214       (480)    (1,037)
                                                               $33,133     $4,036    ($  494)


   Reorganization Items Reorganization items represent the expenses incurred as a result of the chapter 11 filings and subsequent reorganization, including, among other things, the adjustments to record the fair values of assets and liabilities at December 31, 1993 (see Note B to GACC's Financial Statements).

   Discontinued Operations Discontinued operations consisted of the following (in thousands):

                                                                  Predecessor
                                                              1991          1992
            Loss from operations of GACC's
              entertainment businesses, net of tax           ($13,524)        -


            Gain on sale, net of tax:
                GACC's entertainment businesses
                 and operations                               $53,391      $ 8,297





                Mid-Continent Casualty Company                   -           2,400
                                                              $53,391      $10,697

         In 1992 GACC recognized a net gain from the distribution of cash proceeds withheld from the 1991 sale of its entertainment businesses and operations. In addition, GACC recognized a net gain in 1992 from the receipt of additional proceeds related to the 1989 sale of Mid-Continent Casualty Company. GACC's discontinued operations are discussed in greater detail in Note L to the Financial Statements.

   Income Taxes As discussed in Note K to the Financial Statements, GACC has substantial net operating loss carryforwards, a substantial portion of which are presently unavailable to offset future taxable income. GACC's ability to utilize such operating loss carryforwards has been severely restricted as a result of the completion of its comprehensive financial restructuring.


   Impact Of Inflation The impact of inflation on GACC's businesses has declined over the last few years with the significant slowing of the inflation rate. GACC does not believe inflation adjusted financial information is either easily understandable or particularly informative in the context of GACC's current businesses. Overall, GACC does not believe that inflation presently has a material impact on its results of operations or financial position.


                                                ITEM 8

                              Financial Statements and Supplementary Data

                                                                                  Page
      Report of Independent Auditors                                               F-1

      Balance Sheet:
        December 31, 1992 and 1993                                                 F-2

      Statement of Operations:
        Years ended December 31, 1991, 1992 and 1993                               F-3

      Statement of Changes in Shareholders' Equity (Deficit):
        Years ended December 31, 1991, 1992 and 1993                               F-4

      Statement of Cash Flows:
        Years ended December 31, 1991, 1992 and 1993                               F-5

      Notes to Financial Statements                                                F-6

      "Selected Quarterly Financial Data" has been included in Note P to GACC's Financial
      Statements.

                                               PART III

         The information required by the following Items will be included in GACC's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1994 Annual Meeting of Shareholders and is incorporated herein by reference:


         ITEM 10     Directors and Executive Officers of the Registrant

         ITEM 11     Executive Compensation

         ITEM 12     Security Ownership of Certain Beneficial Owners and
                     Management

         ITEM 13     Certain Relationships and Related Transactions

                          REPORT OF INDEPENDENT AUDITORS



   Board of Directors
   Great American Communications Company


   We have audited the accompanying balance sheets of Great American Communications Company and subsidiaries as of December 31, 1993 and 1992, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As more fully described in Note B to the financial statements, effective December 28, 1993, the Company emerged from bankruptcy pursuant to a plan of reorganization confirmed by the Bankruptcy Court on December 7, 1993. In accordance with an American Institute of Certified Public Accountants Statement of Position, the Company has adopted "fresh-start reporting" whereby its assets, liabilities, and new capital structure have been adjusted to reflect estimated fair values as of December 31, 1993. As a result, the balance sheet as of December 31, 1993 reflects the successor Company's new basis of accounting and, accordingly, is not comparable to the predecessor Company's pre-reorganization balance sheet.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great American Communications Company and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                   ERNST & YOUNG


   Cincinnati, Ohio

   March 4, 1994



                        GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                             BALANCE SHEET
                                        (Dollars in Thousands)
                                                                        :    Reorganized
                                                        Predecessor     :       GACC
                                                        December 31,    :    December 31,
                                                            1992        :       1993
                                                                        :
         ASSETS                                                         :
      Current assets:                                                   :
        Cash and short-term investments                    $ 25,076     :       $  4,789

        Trade receivables, less allowance for doubtful                  :
         accounts of $1,605 and $2,010                       46,659     :         48,294
        Broadcast program rights                             18,852     :         15,910
        Prepaid and other current assets                      1,942     :          3,355
         Total current assets                                92,529     :         72,348
                                                                        :

      Broadcast program rights, less current portion         13,575     :         11,368
      Property and equipment, net                            66,336     :         60,660
      Contracts, broadcasting licenses and other                        :
        intangibles, net                                    539,634     :        574,878
      Deferred charges and other assets                       1,756     :            315

                                                           $713,830     :       $719,569
                                                                        :
         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                 :
      Current liabilities:                                              :
         Current maturities of long-term debt              $634,777     :       $ 23,500
         Accounts payable, accrued expenses and other                   :

           current liabilities                               51,432     :         31,924
         Broadcast program rights fees payable               17,954     :         15,439
             Total current liabilities                      704,163     :         70,863
                                                                        :
      Broadcast program rights fees payable, less                       :

        current portion                                      10,901     :          8,468
      Long-term debt, net of current maturities                -        :        409,068
      Deferred income taxes                                  41,640     :         77,152
      Other liabilities                                      21,223     :         15,430
             Total liabilities                              777,927     :        580,981
                                                                        :

      Minority interest - preferred stock of subsidiary     274,932     :           -
                                                                        :
      Shareholders' equity (deficit):                                   :
        Class A Common Stock, $.01 par value,                           :
          500,000,000 shares authorized; 56,729,434 and                 :

          10,153,672 shares outstanding                         567     :            101
        Class B Common Stock, $.01 par value, 0 and                     :





          125,000,000 shares authorized; 0 and                          :
          1,163,524 shares outstanding                         -        :             12
        Capital in excess of par value                      270,324     :        138,475
        Accumulated deficit from January 1, 1984           (609,920)    :           -

             Total shareholders' equity (deficit)          (339,029)    :        138,588
                                                           $713,830     :       $719,569

      See notes to financial statements.

                        GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                        STATEMENT OF OPERATIONS
                                            (In Thousands)

                                                                    Predecessor
                                                                Year ended December 31,
                                                             1991         1992        1993
      Net revenues:

        Television broadcasting                             $120,334    $140,786    $139,576
        Radio broadcasting                                    75,534      64,419      65,592
        Television program ventures                            5,688       5,616        -
                                                             201,556     210,821     205,168
      Costs and expenses:

        Operating expenses                                    74,628      80,431      71,730
        Selling, general and administrative                   62,001      62,430      61,925
        Corporate, general and administrative
          expenses                                             4,367       4,091       3,411
        Depreciation and amortization                         48,219      47,617      28,119
        Revaluation of intangible assets                        -        658,314        -

                                                             189,215     852,883     165,185

      Operating income (loss)                                 12,341    (642,062)     39,983

      Other income (expense):

        Interest expense, (contractual interest
         for 1993 was $69,806)                               (89,845)    (69,826)    (64,942)
        Minority interest                                    (28,822)    (30,478)    (26,776)
        Investment income                                      1,296         553         305
        Miscellaneous, net                                    33,133       4,036        (494)
                                                             (84,238)    (95,715)   ( 91,907)

      Loss from continuing operations before
        reorganization items and income tax benefit          (71,897)   (737,777)    (51,924)
      Reorganization items                                      -           -        (14,872)
      Loss from continuing operations before income
        tax benefit                                          (71,897)   (737,777)    (66,796)

      Federal income tax benefit                             (39,109)   (124,541)       -






      Loss from continuing operations                        (32,788)   (613,236)    (66,796)

      Discontinued operations:
        Loss, net of tax                                     (13,524)       -           -

        Gain on sale, net of tax                              53,391      10,697        -

      Earnings (loss) before extraordinary items               7,079    (602,539)    (66,796)

      Extraordinary items, net of tax                         77,406       5,675     408,140


      NET EARNINGS (LOSS)                                   $ 84,485   ($596,864)   $341,344

      Net earnings (loss) per share                             *           *            *

      *  Per share amounts are not relevant due to the effects of the reorganization.

      See notes to financial statements.

                        GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                            (in Thousands)



                                            Stated Value       Capital                Total
                                         Class A    Class B   In Excess   Accumu-  Shareholders'
                                         Common     Common      of Par     lated       Equity
                                          Stock      Stock      Value     Deficit    (Deficit)
      Predecessor:
      Balances, December 31, 1990          $351      $ -       $228,917  ($ 96,407)   $132,861

      Common Stock issued in
        exchange for debt                   216        -         41,402       -         41,618
      Other Common Stock issued             -          -              5       -              5
      Net earnings                          -          -            -       84,485      84,485
      Cash dividends                        -          -            -       (1,134)     (1,134)
      Balances, December 31, 1991           567        -        270,324    (13,056)    257,835

      Net loss                              -          -            -     (596,864)   (596,864)
      Balances, December 31, 1992           567        -        270,324   (609,920)   (339,029)


      Net earnings                          -          -            -      341,344     341,344
      Common Stock issued in the
        restructuring and application
        of fresh-start reporting           (466)       12      (132,199)   268,576     135,923

      Reorganized GACC:
      Stock bonus awarded                   -          -            350       -            350

      Balances, December 31, 1993          $101      $ 12      $138,475   $   -       $138,588








      See notes to financial statements.

                        GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                        STATEMENT OF CASH FLOWS
                                            (In Thousands)
                                                                      Predecessor
                                                                 Year ended December 31,
                                                              1991         1992         1993
       OPERATING ACTIVITIES:

        Net earnings (loss)                                   $84,485    ($596,864)   $341,344
        Adjustments:
         Depreciation and amortization                         48,219       47,617      28,119
         Revaluation of intangible assets                          -       658,314        -
         Non-cash interest expense                             28,730       10,120       8,780
         Other non-cash adjustments (primarily non-cash

           dividends on the preferred stock of a former
           subsidiary)                                         21,341       29,075      26,941
         Realized gains on investing activities              (100,224)     (21,053)     (1,871)
         Extraordinary loss (gain) on retirements and
           refinancing of long-term debt                     (117,306)      (6,025)      6,344

         Decrease (increase) in trade receivables                (955)       6,540      (1,635)
         Increase (decrease) in accounts payable,
           accrued expenses and other liabilities                 281       (3,469)    (10,165)
         Increase (decrease) in deferred taxes                  2,241     (124,541)        -
         Other                                                    408        6,421         459
                                                              (32,780)       6,135     398,316

        Effects of reorganization activities:
         Extraordinary gain on debt discharge                    -            -       (414,484)
         Net adjustment of accounts to fair value                -            -        (15,961)
         Increase in liabilities subject to exchange             -            -         45,646
         Professional fees and other expenses related

           to bankruptcy proceedings                             -            -          4,914
                                                              (32,780)       6,135      18,431
       INVESTING ACTIVITIES:
          Purchases of:
            Broadcast stations                                (28,496)     (11,500)       -
            Real estate, property and equipment                (7,014)      (6,747)     (5,967)

          Sales of:
            Broadcast stations                                     -        52,000       1,600
            Entertainment businesses and operations,
              including investment in Spelling
              Entertainment Inc.:

                Cash proceeds received                        363,500       25,000         -
                Cash expenses related to sale                    -         (18,316)     (6,021)
            Investments                                        37,711       26,000         -
            Other subsidiaries                                  3,844        2,400         -
          Other                                                (1,201)        (939)     (1,131)
                                                              368,344       67,898     (11,519)

       FINANCING ACTIVITIES:




          Retirements and refinancing of long-term debt      (489,807)     (68,340)   (370,150)
          Additional long-term borrowings                     173,000       10,000     355,339
          Cash dividends paid                                  (1,134)        -           -
          Repurchases of subsidiary's preferred stock          (9,898)         (32)       -

          Financing costs                                        -            -        (13,549)
          Proceeds from the sale of common stock                 -            -          1,161
                                                             (327,839)     (58,372)    (27,199)
       NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
          INVESTMENTS                                           7,725       15,661     (20,287)

       Cash and short-term investments at beginning
        of period                                               1,690        9,415      25,076


       Cash and short-term investments at end of period      $  9,415     $ 25,076    $  4,789

      See notes to financial statements.

              GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



   A.    ACCOUNTING POLICIES

         BASIS OF PRESENTATION The accompanying financial statements include the accounts of Great American Communications Company ("GACC") and its subsidiaries. Significant intercompany balances and transactions have been eliminated.

         On December 28, 1993 GACC completed its comprehensive financial restructuring through a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code (see Note B for a description of the plan of reorganization). Pursuant to the reporting principles of AICPA Statement of Position No. 90-7 entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), GACC adjusted its assets and liabilities to their estimated fair values upon consummation of the reorganization. The adjustments to reflect the consummation of the reorganization as of December 31, 1993, including among other things, the gain on debt discharge and the adjustment to record assets and liabilities at their fair values, have been reflected in the accompanying financial statements. The Balance Sheet at December 31, 1992 and the Statements of Operations, Changes in Shareholders' Equity (Deficit) and Cash Flows for the three years ended December 31, 1993 are presented on a historical cost basis without giving effect to the reorganization. Therefore, GACC's Balance Sheet as of December 31, 1993 is generally not comparable to prior periods and is separated by a line (see Note B). For purposes of the financial statements, the term "Predecessor" refers to GACC prior to its emergence from chapter 11 bankruptcy.

         All acquisitions have been treated as purchases. The accounts and results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

         At March 1, 1994, American Financial Corporation and its Chairman, Carl H. Lindner, (collectively "AFC") owned 3,683,001 shares of GACC's outstanding Class A Common Stock, representing approximately 32.5% of GACC's outstanding Common Stock, including the Class A and Class B Common Stock.

         BROADCAST PROGRAM RIGHTS The rights to broadcast non-network programs on GACC's television stations are stated at cost, less accumulated amortization. These costs are charged to operations on a straight-line basis over the contract period or on a per showing basis, whichever results in the greater aggregate amortization.

         PROPERTY AND EQUIPMENT Property and equipment are based on cost and depreciation is calculated primarily using the straight-line method. Depreciable lives are: land improvements, 8-20 years; buildings and improvements, 8-40 years; operating and other equipment, 3-20 years; and leasehold improvements, over the life of the lease.

         CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES Contracts, broadcasting licenses and other intangibles represent the excess of the value of the broadcast station over the values of their net tangible assets, and is attributable to FCC licenses, network affiliation agreements and other contractual or market related factors. Reorganization value in excess of amounts allocable to identifiable assets represents the excess of the estimated fair value of GACC at the time of the reorganization over the estimated fair value allocated to its net identifiable assets. Intangible assets are being amortized on a straight-line basis over an average of 34 years.

         INCOME TAXES GACC files a consolidated Federal income tax return which includes all 80% or more owned subsidiaries. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

         EARNINGS (LOSS) PER SHARE As a result of the effects of the reorganization, per share data for periods ending on or prior to December 31, 1993 have been rendered meaningless and, therefore, per share information has been omitted from the accompanying financial statements for those periods.

         STATEMENT OF CASH FLOWS For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. All other activities are considered "operating". Short-term investments for purposes of the financial statements are those which had a maturity of three months or less when acquired.


   B. PLAN OF REORGANIZATION On December 28, 1993, GACC completed its comprehensive financial restructuring that was designed to enhance its long-term viability by adjusting its capitalization to reflect current and projected operating performance levels. GACC accomplished the reorganization of its debt and preferred stock obligations through "prepackaged" bankruptcy filings made under chapter 11 of the Bankruptcy Code by GACC and two of its former non-operating subsidiaries. GACC's other subsidiaries (including its primary operating subsidiary, Great American Television and Radio Company, Inc., "GATR"), were not parties to any such filings under the Bankruptcy Code.

         The restructuring process that began in 1992 ultimately resulted in the solicitation of acceptances for a prepackaged plan of reorganization in October and early November 1993. The plan of reorganization described below was overwhelmingly approved by the creditors and shareholders. GACC filed its bankruptcy petition with the Bankruptcy Court on November 5, 1993. The plan was confirmed on December 7, 1993 and became effective on December 28, 1993.

         The plan included extending the maturities of senior bank indebtedness and the 13% Senior Subordinated Notes due December 2000 of GACC's subsidiary, Great American Broadcasting Company ("GABC"), reducing GACC's overall debt service requirements and eliminating the preferred dividend requirements of GACC's former subsidiary, GACC Holding Company ("Holding"). Under the terms of the plan the following occurred:

             * GACC effected a reverse stock split; issuing one share of a new class of capital stock, the Class A Common Stock, for each 300 shares of common stock outstanding prior to the reorganization.

             * Approximately $140 million principal amount of the 9-1/2%
               Senior Secured Notes due in 2000 were exchanged for $65 million principal amount of 14% Senior Extendable Notes initially due June 30, 2001 (the "14% Notes"), including accrued interest from June 30, 1993, and shares of Class A and Class B Common Stock equal to 35.1% of the adjusted common stock of the reorganized entity. The interest on the 14% Notes was allowed to be paid-in-kind through the issuance of additional notes through June 30, 1996, thereafter, interest was to be payable entirely in cash (see Note F). The terms of the Class A and Class B Common Stock are summarized in Note H.

             * Holders of approximately $59 million principal amount of
               GACC's and Holding's debt (including the 20-1/2% Senior Notes, $10.3 million of the 14-1/8% Senior Notes, the 14-3/8% Senior Subordinated Debentures, the 9% Senior Subordinated Notes and the 11% Senior Debentures) received either a combination of 14% Notes and Class A Common Stock or solely Class A Common Stock in exchange for their debt securities. These holders were issued shares of Class A Common Stock amounting to approximately 29.3% of the common stock of the reorganized entity and $1.2 million principal amount of 14% Notes.

             * Holders of the Variable Rate Convertible Subordinated
               Debentures received Class A Common Stock equal to 0.5% of the common stock of the reorganized entity.

             * Approximately $87 million principal amount of GACC's and its subsidiaries' debt (including the $42.5 million outstanding balance of the subordinated line of credit with AFC, $21.9 million of the 9-1/2% Senior Secured Notes held by AFC and $22.6 million principal amount of the 14-1/8% Senior Notes held by AFC's Chairman), approximately $275 million liquidation value of Holding's Preferred Stock and approximately 22.8 million shares of common stock held by AFC before the reorganization were exchanged for Class A Common Stock equal to 33.2% of the common stock of the reorganized entity.

             * AFC fulfilled a commitment to contribute $7.5 million in cash for which it received approximately $6.3 million principal amount of 14% Notes and 94,837 shares of Class A Common Stock.


         The following unaudited table (in millions) illustrates the effects of the reorganization on projected cash debt service and preferred dividend requirements over the next five years:

                                   Reorganized
                     Predecessor       GACC
                       Capital       Capital     Increase
                      Structure     Structure   (Decrease)


               1994     $185.0       $ 51.7      ($133.3)
               1995      162.4         55.7       (106.7)
               1996      147.4         55.5        (91.9)
               1997       91.7         67.5        (24.2)
               1998       90.8        175.5            84.7

               Total    $677.3       $405.9      ($271.4)


         The following assumptions were used to prepare the foregoing table:

            *  Assumes current interest rates on the bank credit facilities.

            * Assumes all pay-in-kind notes in the respective capital structures are paid-in-kind for the maximum amount of time permitted under the respective agreements.

            * Amounts do not include any principal payments that might be due as a result of the cash sweep feature of the bank credit facility. Under the terms of the cash sweep, all cash on hand in excess of $7.5 million would be used to prepay bank debt. The effect of any such cash flow sweep would be to increase the cash debt service payments in 1995, 1996 and 1997 and to decrease the final payment due in 1998.



         The net expense incurred as a result of the chapter 11 filings and subsequent reorganization has been segregated from ordinary operations in the Statement of Operations. Reorganization items for 1993 include the following (in thousands):

               Financing Costs                                $25,967
               Adjustments to fair value                      (15,961)
               Professional fees and other expenses
                 related to bankruptcy                          4,914
               Interest Income                                    (48)

                                                              $14,872

         Financing costs consist of the unamortized portion of original issue discount and deferred financing costs relating to debt subject to exchange as of the date the petition for bankruptcy was filed (November 5, 1993). Adjustments to fair value reflect the net change to state assets and liabilities at estimated fair value as of December 31, 1993. Interest income is attributable to the accumulation of cash and short-term investments after commencement of the chapter 11 cases.

         Pursuant to the fresh-start reporting provisions of SOP 90-7, GACC's assets and liabilities have been revalued and a new reporting entity was created with no retained earnings or accumulated deficit as of the effective date. The period from the effective date to December 31, 1993 was considered immaterial thus, December 31, 1993 was used as the effective date for recording the fresh-start adjustments. GACC's results of operations for the period from the effective date of the restructuring to December 31, 1993 have been reflected in the Statement of Operations for the year ended December 31, 1993.

         The reorganization values of GACC's assets and liabilities were determined based upon several factors including: prices and multiples of broadcast cash flow (operating income before depreciation and amortization) paid in purchase and business combination transactions, projected operating results of the broadcast stations, market values of publicly traded broadcast companies, economic and industry information and GACC's reorganized capital structure. The foregoing factors resulted in a range of reorganization values between $75 and $200 million. Based upon an analysis of all of this data, management determined that the reorganization value of the company would be $138.6 million.

         The effects of the reorganization and fresh-start adjustments on GACC's Balance Sheet at December 31, 1993 are as follows (in thousands):

                                                       Pre-        Confirmation
                                                  Confirmation       of Plan        Reorganized
                                                     Balance      Debt      Fresh-    Balance
                                                      Sheet     Discharge   Start      Sheet
                 ASSETS

             Current assets:
                Cash and short-term investments     $ 10,974    ($  6,185)  $   -      $  4,789
                Trade receivables, net                48,294         -          -        48,294
                Broadcast program rights              15,910         -          -        15,910
                Prepaid expenses and other current
                  assets                               3,355         -          -         3,355
                    Total current assets              78,533       (6,185)      -        72,348

             Broadcast program rights, less
               current portion                        11,368         -          -        11,368
             Property and equipment, net              60,660         -          -        60,660
             Contracts, broadcasting licenses and
               other intangibles, net                524,062         -        50,816    574,878
             Deferred charges and other assets           315         -          -           315

                    Total assets                    $674,938    ($  6,185)  $ 50,816   $719,569


                 LIABILITIES AND SHAREHOLDERS'
                   EQUITY (DEFICIT)

             Current liabilities:
                Current maturities of long-term
                  debt                              $635,042    ($611,542)  $   -      $ 23,500
                Accounts payable, accrued expenses

                  and other current liabilities      111,467      (79,543)      -        31,924
                Broadcast program rights fees
                  payable                             15,439         -          -        15,439
                    Total current liabilities        761,948     (691,085)      -        70,863

             Broadcast program rights fees
               payable, less current portion           8,468         -          -         8,468
             Deferred income taxes                    42,297         -        34,855     77,152
             Long-term debt, less current
               maturities                               -         409,068       -       409,068
             Other long-term liabilities              15,423            7       -        15,430
                    Total liabilities                828,136     (282,010)    34,855    580,981

             Minority interest - preferred stock
               of subsidiary                         274,932     (274,932)      -          -

             Shareholders' equity (deficit):
                Class A common stock                     567         (466)      -           101





                Class B common stock                    -              12       -            12
                Capital in excess of par value       270,324      136,727   (268,576)   138,475
                Accumulated deficit from
                  January 1, 1984                   (699,021)     414,484    284,537       -
                    Total shareholders'
                      equity (deficit)              (428,130)     550,757     15,961    138,588

                    Total liabilities and
                      shareholders'
                      equity (deficit)              $674,938    ($  6,185)  $ 50,816   $719,569

         (a) The reduction in cash is attributable to the payment of $15.6 million of accrued interest on the 13% Senior Subordinated Notes due December 2000 and $5.8 million of fees associated with consummation of the reorganization, partially offset by receipt of $7.7 million of proceeds from the restructuring of the bank credit facility and the secured bank loan due March 1995 and $7.5 million from AFC for the purchase of 14% Notes and shares of Class A Common Stock.

         (b) The increase in contracts, broadcasting licenses and other intangibles represents a $26.4 million reduction in identifiable intangibles and recognition of reorganization value in excess of amounts allocable to identifiable assets totaling $77.2 million.

         (c) The net reduction in accounts payable, accrued expenses and other current liabilities represents: (i) the elimination of $34.7 million of accrued dividends on the preferred stock of a subsidiary; (ii) the elimination of $29.8 million of interest accrued through November 5, 1993 on debt securities discharged in the reorganization, (iii) payment of $15.6 million of accrued interest on the 13% Senior Subordinated Notes due 2000, (iv) the elimination of an $883,000 payable to AFC related to a cash advance received by GACC during 1992; and
               (v) $1.4 million of accrued professional fees related to the consummation of the reorganization.

         (d) The following table reconciles the adjustments to long-term debt (in thousands):

                                                                       Current
                                                                     Maturities    Other
                 Pre-reorganization balances                          $635,042    $   -

                 Adjustments to reflect the issuance of 14%
                   Senior Extendable Notes and Common Stock
                   in exchange for:
                     14-3/8% Senior Subordinated Debentures            (41,624)      1,016
                     9% Senior Subordinated Notes                         (734)         20
                     11% Senior Debentures                              (2,242)         55
                     Variable Rate Convertible Subordinated
                       Debentures                                       (1,145)       -
                     Subordinated Line of Credit with AFC              (42,500)       -
                     14-1/8% Senior Notes                              (32,955)         70
                     20-1/2% Senior Notes                               (4,551)       -
                     9-1/2% Senior Secured Notes                      (161,951)     65,000

                 14% Senior Extendable Notes purchased by AFC             -          6,339

                   Subtotal                                           (287,702)     72,500

                 Payment in-kind of accrued interest on 14% Senior
                   Extendable Notes                                       -          5,068






                 Adjustment to reflect the restructuring of
                   the 13% Senior Subordinated Notes due December
                   2000, the secured bank loan due March 1995 and
                   the bank term loan                                 (323,840)    331,500

                   Total adjustments                                  (611,542)    409,068

                 Long-term debt                                       $ 23,500    $409,068


         (e) The elimination of minority interest represents the retirement of the preferred stock of a subsidiary in exchange for the issuance of Class A Common Stock.

         (f)   The gain on debt discharge is summarized as follows
               (in thousands):

                 Carrying value of debt securities subject to
                   exchange, including accrued interest              $318,447
                 Carrying value of preferred stock of subsidiary,
                   including accrued dividends                        309,608
                 Aggregate principal amount of 14% Senior
                   Extendable Notes issued in exchanges,
                   including accrued interest since June 30, 1993     (71,236)
                 Aggregate value of Common Stock
                   issued in exchanges                               (134,762)
                 Expenses attributable to consummation of the
                   reorganization                                      (7,573)

                 Total gain on debt discharge                        $414,484


         (g) The adjustment to deferred income taxes represents a valuation adjustment of a deferred tax asset related to net operating loss carryforwards that are significantly restricted after 1993 due to the reorganization (See Note K).


   C. ACQUISITIONS AND DISPOSITIONS GACC has entered into agreements to sell its radio stations in Detroit and Milwaukee for $11.5 and $7
         million, respectively.   The majority of the net proceeds from these
         sales will be used to purchase a radio station in Sacramento for $16 million. An agreement in principle has been reached for the sale of GACC's radio station in Denver for approximately $8 million and the acquisition of a radio station in Cincinnati for approximately $15 million. The transaction is subject to the execution of a definitive agreement and the approval of the FCC. These transactions are expected to be consummated in 1994 and will not have a material effect on GACC's financial results.

         In December 1992, GACC sold its 20% interest in the assets and operations of the "Entertainment Tonight" joint venture for $26 million in cash. GACC retained the right to air the program on its TV stations in Cincinnati, Kansas City and Birmingham as long as it owns these stations. GACC recognized a pretax gain of approximately

         $9.6 million on the transaction (see Note I for gains and losses on sales of assets).

         In November 1992, GACC entered into a local marketing arrangement by which the programming and sales efforts of its AM radio station in Cincinnati were performed by an unrelated third party. The agreement provided for the option to purchase the station for $1.6 million in cash, which has been exercised by the other party, and such sale was completed in June 1993. As a result of the pending sale, GACC recorded a pretax loss of $5 million on the transaction during 1992 (See Note I).

         In April 1992, GACC acquired two radio stations in Phoenix for $11.5 million. In January 1992, GACC sold one radio station in Pittsburgh and two radio stations in Indianapolis to Broadcast Alchemy, L.P. for $52 million. A pretax loss of $5 million on the sale was recorded in the fourth quarter of 1991 (see Note I). In December 1991, GACC acquired the net assets of a television station in High Point, North Carolina from Taft Broadcasting Partners, L.P. for $28.5 million.

         During 1991, GACC sold its entertainment businesses and operations. The results of operations and the gain or loss on sale of the entertainment businesses and operations have been reflected in the Statement of Operations as discontinued operations (see Note L). In the fourth quarter of 1991, GACC's 12.85% interest in Black Entertainment Television was sold in an initial public offering of its common stock for approximately $37 million in cash. GACC realized a pretax gain of $36.7 million on the sale (see Note I).

   D. PROPERTY AND EQUIPMENT Property and equipment at December 31, consisted of the following (in thousands):

                                                                            :  Reorganized
                                                                Predecessor :      GACC
                                                                   1992     :      1993
                                                                            :

               Land and land improvements                         $  9,827  :     $ 9,548
               Buildings and improvements                           23,318  :      17,171
               Operating and other equipment                        91,681  :      33,941
                                                                   124,826  :      60,660
               Accumulated depreciation                            (58,490) :        -
                                                                  $ 66,336  :     $60,660

         Pursuant to the fresh-start reporting principles of SOP 90-7, the carrying value of property and equipment was adjusted to estimated fair value as of the effective date of the reorganization, which included the restarting of accumulated depreciation. Depreciation expense relating to property and equipment was $11.6 million, $12.0 million and $11.8 million in 1991, 1992 and 1993, respectively.

   E. CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES Contracts, broadcasting licenses and other intangibles at December 31, consisted of the following (in thousands):





                                                                            :  Reorganized
                                                                Predecessor :      GACC
                                                                   1992     :      1993
                                                                            :

               Licenses, network affiliation agreements and                 :
                   other market related intangibles               $587,274  :    $497,726
               Reorganization value in excess of amounts                    :
                   allocable to identifiable assets                   -     :      77,152
               Other intangibles, principally goodwill              38,927  :        -
                                                                   626,201  :     574,878

               Accumulated amortization                            (86,567) :        -
                                                                  $539,634  :    $574,878


         GACC reduced the recorded amount of its intangibles by $658.3 million as of December 31, 1992 to reflect the carrying value of its broadcasting assets at estimated fair values at that time. GACC's carrying value of its broadcasting assets was also adjusted to estimated fair value as of the effective date of the reorganization pursuant to the reporting principles of SOP 90-7 (see Note B). This adjustment included, among other things, the restarting of accumulated amortization related to intangibles.

         Amortization expense relating to contracts, broadcasting licenses and other intangibles was $37.4 million, $36.0 million and $16.5 million in 1991, 1992 and 1993, respectively.

   F. LONG-TERM DEBT Long-term debt at December 31, consisted of the following (in thousands):

                                                                                :Reorganized
                                                                   Predecessor  :   GACC
                                                                       1992     :    1993
                                                                                :
            GACC:                                                               :
                14% Senior Extendable Notes due June 2001            $   -      : $ 77,568*
                14-3/8% Senior Subordinated Debentures due                      :
                  October 1999, less unamortized discount of                    :
                  $1,080 (imputed interest rate - 15%)                 40,544   :     -
                Subordinated line of credit with AFC                   42,500   :     -
                Other obligations, less unamortized discount                    :
                  of $242                                               3,880   :     -
                                                                       86,924   :   77,568

            Subsidiaries:                                                       :
                Guaranteed by GACC:                                             :
                  GATR bank term loan payable                         217,400   :     -
                  GATR bank credit facility                              -      :  220,000
                  14-1/8% Senior Notes due October 1996, less                   :
                    unamortized discount of $769                                :
                    (imputed interest rate - 15%)                      32,186   :     -
                  20-1/2% Senior Notes due October 1995                 4,551   :     -
                                                                                :
                Other:                                                          :
                  13% Senior Subordinated Notes of GABC                         :
                    due December 2000                                 121,500   :     -
                  13% Senior Subordinated Notes of GABC                         :
                    due May 2001                                         -      :  111,500*
                  9-1/2% Senior Secured Notes due December 2000                 :
                    less unamortized discount of $25,874                        :
                    (imputed interest rate - 12.7%)                   135,016   :     -

                  Secured bank loan due March 1995                     28,000   :     -
                  9-1/2% Notes due December 1999 (secured)               -      :   17,500
                  Other obligations, less unamortized discount                  :
                    of $50 and $0                                       9,200   :    6,000
                                                                      547,853   :  355,000
                                                                      634,777   :  432,568
             Less current maturities                                 (634,777)  :  (23,500)
                                                                     $   -      : $409,068

         * On February 18, 1994, GACC refinanced the 14% Notes and GABC's 13% Senior Subordinated Notes due 2001 through the issuance of $200 million principal amount of 9-3/4% Senior Subordinated Notes due 2004. There was no gain or loss recognized by GACC on the transaction.

         As disclosed in the 1992 financial statements, GACC was in default under certain of its and its subsidiaries debt securities. On December 28, 1993, the prepackaged plan of reorganization described in Note B was completed. As part of the plan, all of the debt of GACC and the 14-1/8% Senior Notes due 1996, the 20-1/2% Senior Notes due 1995 and the 9-1/2% Senior Secured Notes due 2000 of its former subsidiaries were exchanged for 14% Notes and shares of common stock of the reorganized company. In addition, GABC's 13% Senior Subordinated Notes due December 2000 were restructured through the issuance of 13% Senior Subordinated Notes due May 2001 and the bank term loan and secured bank loan due March 1995 were restructured through the bank credit facility and through the issuance of 9-1/2% Notes due December 1999. On December 31, 1993, GACC issued $5.1 million principal amount of 14% Notes in lieu of cash interest payable on that date.

         The bank credit facility, which matures in December 1998, bears interest at two percent over prime or, alternatively, three percent over Eurodollar-based interest rates. At December 31, 1993, the prime rate was 6% and the weighted average Eurodollar-based interest rate was 3.44%. The bank credit facility is secured by substantially all of the assets of GACC. In addition to mandatory scheduled principal payments beginning in 1994, the bank credit facility contains a provision whereby GACC's cash on hand at the end of any fiscal year in excess of $7.5 million must be used to prepay the bank credit facility in March of the following fiscal year. Any distributions received by GACC from the contingent payments withheld from the 1991 sale of Hanna-Barbera are required to be used to prepay the bank credit facility (See Note L).

         The 9-1/2% Notes due December 1999 are secured by the assets of GACC's television station in Greensboro/High Point, North Carolina.

         The bank credit facility contains covenants that restrict the operations of GACC and its subsidiaries including requirements to maintain certain financial ratios and places restrictions on: incurring additional indebtedness, paying dividends, making capital expenditures, selling broadcast stations and certain other corporate actions. Pursuant to these covenants, GACC would be prohibited from making any dividend payments in 1994. In addition, cash proceeds from sales of certain assets by GACC's subsidiaries must be used to repay certain indebtedness. GACC's other loan agreement covenants limit, among other things, the amount of dividends, loans or advances that GACC's subsidiaries may pay to GACC.

         At December 31, 1993, the sinking-fund payments on long term debt of GACC's subsidiaries for the next five years are as follows: 1994 - $23.5 million; 1995 - $27.5 million; 1996 -
         $20 million; 1997 - $26 million; and 1998 - $129 million. The sinking fund payments due in 1998 include a $114 million payment in December 1998 for the maturity of the bank credit facility.

         Cash interest payments (including amounts allocable to discontinued operations) were $90.2 million, $54.8 million and $45.1 million in 1991, 1992 and 1993, respectively.

         During 1992, GACC prepaid $44.7 million of the bank term loan from the proceeds of the sales of its Indianapolis and Pittsburgh radio stations and its interest in the "Entertainment Tonight" joint venture, coupled with a portion of the cash received from a distribution of proceeds withheld from the 1991 sale of its entertainment businesses and operations. In addition, GACC issued $13.7 million principal amount of the 9-1/2% Senior Secured Notes in exchange for $14.9 million principal amount of its 14-3/8% Debentures and $3.3 million principal amount of Holding's 14-1/8% Senior Notes through privately-negotiated transactions. In a separate privately-negotiated transaction, GACC acquired $6.5 million principal amount of Holding's 14 1/8% Senior Notes during the fourth quarter of 1992 for $2.3 million in cash.

         During 1991, GACC acquired approximately $180 million principal amount of Holdings 14-1/8% Senior Notes, $140 million principal amount of the 14-3/8% Debentures, $41 million principal amount of Holding's 20-1/2% Senior Notes, $16 million principal amount of GACC's 9% Senior Subordinated Notes and $5 million principal amount of GABC's 13% Senior Subordinated Notes through privately-negotiated transactions for approximately $109 million in cash, $138 million principal amount of the 9-1/2% Senior Secured Notes and 21.6 million shares of GACC Common Stock. The majority of the financing for the cash portion of these transactions was provided by a $100 million bank bridge loan executed through modifications to former bank debt agreements. GACC realized a pretax gain of approximately $117 million on debt refinancings during 1991.

         In addition, during 1991 GACC utilized approximately $350 million of the cash proceeds from the sales of the Entertainment Group and other investments to: (i) retire the $100 million bank revolving credit loan and $100 million bank bridge loan (borrowed during 1991) and (ii) to reduce the bank term loan and the AFC subordinated line of credit by $127.9 million and $22.5 million, respectively.

         The net gains from the debt retirements, refinancings and discharge are shown as an extraordinary item in the Statement of Operations in the year the transactions occur (see Note M).

   G. MINORITY INTEREST Minority interest consisted of outstanding preferred shares of a subsidiary. The preferred shares were non-voting cumulative shares with a liquidation value of approximately $275 million at the time of the reorganization. These shares were exchanged for 673,555 shares of Class A Common Stock in the reorganization.

   H. SHAREHOLDERS' EQUITY (DEFICIT) GACC is authorized to issue 500 million shares of Class A Common Stock, $.01 par value, 125 million shares of Class B Common Stock, $.01 par value and 9.5 million shares of Serial Preferred Stock, $.01 par value. Class A Common shares are entitled to one vote for each share held of record; Class B shares are entitled to one vote for every five shares held of record. Class A and Class B Common shares will vote together as a single class on all motions. The Class A and Class B shares are entitled to the same treatment per share in the event of any dividend, distribution, split-up or recapitalization. Class B shares are convertible (on a one-for-one basis) into Class A shares if such conversion does not violate the Communications Act of 1934, as amended, or the rules, regulations or policies of the FCC promulgated thereunder. The preferred stock may have such preferences and other rights and limitations as the Board of Directors may designate with respect to each series.

         Changes in the number of shares of Common Stock are shown in the following table:

                                                         Class A        Class B

           Predecessor:
           Outstanding at January 1, 1991               35,169,367         -
             Issued in Exchange for Debt                21,554,299         -
             Other                                           5,768         -


           Outstanding at January 1, 1992 & 1993        56,729,434         -

             Reverse stock split (1-for-300)           (56,540,336)        -
             Issued in restructuring for
               exchanges of securities                   9,846,437     1,163,524
             Issued for cash                                94,837         -

           Reorganized GACC:

           Stock bonus awarded                              23,300         -

           Outstanding at December 31, 1993             10,153,672     1,163,524


         The 1991 Stock Option Plan under which 3,250,000 shares were available for grant was canceled as part of the plan of reorganization. In addition, warrants to purchase three million common shares were also terminated. No consideration was paid to any option or grant holder.

         Immediately following the consummation of the reorganization, the Board of Directors established the 1993 Stock Option Plan. The Plan provides for granting of both non-qualified and incentive stock options to key employees. There are 600,000 shares of Class A Common shares reserved for issuance under the Plan. During 1993, options for the purchase of 581,000 shares were granted at an exercise price of $15.00 per share. Options become exercisable at the rate of 20% per year commencing one year after grant and expire at the earlier of 10 years from the date of grant, three months after termination of employment, or one year after the death or disability of the holder.

I. GAINS AND LOSSES ON SALES OF ASSETS Included in "Miscellaneous, net" are the following pretax gains (losses) on sales of assets (in thousands):

                                                                   Predecessor
                                                           1991        1992        1993
            Gains (losses) on sales of:

              Investments                                $35,843      $9,633       $ -
              Broadcast stations                          (5,000)     (5,000)        -





              Real estate, property and equipment            513        (230)       270

         Gains on sales of investments represent primarily gains on the sales of interests in Black Entertainment Television in 1991 and "Entertainment Tonight" in 1992.

   J. BENEFIT PLANS In March 1992, the Board of Directors authorized the termination of GABC's non-contributory defined benefit pension plan which covered substantially all full-time employees meeting the eligibility requirements. Accrued benefits under the pension plan were frozen effective June 30, 1992 and all participants became fully vested. The termination of the pension plan and the subsequent settlement of the vested benefit obligation by the purchase of non-participating annuity contracts for, or the lump-sum payments to, each covered employee, was completed in the first quarter of 1994 with no effect on GACC's results of operations.

   K. INCOME TAXES Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of GACC's deferred tax assets and liability as of December 31, are as follows (in thousands):

                                                                        :   Reorganized
                                                           Predecessor  :      GACC
                                                               1992     :      1993
                                                                        :
              Deferred tax assets:                                      :
                Net operating loss carryforwards             $41,048    :    $80,500

                Reserves, accrued expenses and other          15,305    :     17,168
                                                              56,353    :     97,668
                Valuation allowance for deferred tax                    :
                  assets                                     (15,397)   :    (75,005)
                                                              40,956    :     22,663
              Deferred tax liability:                                   :
                Tax over book basis of depreciable assets     82,596    :     99,815
                                                                        :
              Net deferred tax liability                     $41,640    :    $77,152


         As a result of the fair value adjustments made upon application of the reporting principles of SOP 90-7, GACC's net deferred tax liability increased $35.5 million primarily due to recognition of a valuation allowance for financial reporting purposes to offset the gross deferred tax asset related to net operating loss carryforwards, based on an analysis of the likelihood of realization. GACC's ability to use its net operating loss carryforwards existing as of December 31, 1993 against ordinary taxable income in the future may be severely limited due to certain provisions of the Internal Revenue Code of 1986, as amended, generally limiting the availability of net operating loss carryforwards following certain changes in ownership.

         At December 31, 1993, GACC had net operating loss carryforwards for Federal income tax purposes estimated at $230 million expiring as follows: 2003 - $18 million; 2004 - $2 million; and 2008 -
         $210 million.

         The following is a reconciliation of Federal income taxes at the "statutory" rates of 34% in 1991 and 1992 and 35% in 1993 and as shown in the Statement of Operations (in thousands):

                                                                  Predecessor
                                                         1991         1992          1993
             Loss from continuing operations
               before income taxes                    ($ 71,897)   ($737,777)   ($ 66,796)

             Earnings from discontinued
               operations                                44,367       11,447         -
             Extraordinary items                        117,306        6,025      408,140
               Adjusted earnings (loss) before
                income taxes                           $ 89,776    ($720,305)    $341,344


             Income taxes at the statutory rate        $ 30,524    ($244,904)    $119,470
             Effect of:
               Tax basis over book basis of
                subsidiaries sold                       (38,646)        -            -
              Goodwill                                    3,118      107,300         (630)

              Minority interest                           9,799       10,363        9,372
              Certain reorganization items                  -            -       (127,606)
              Other                                         496        3,800         (606)
                Total tax provision (benefit)             5,291     (123,441)        -

             Less taxes applied to:

               Discontinued operations                   (4,500)        (750)        -
               Extraordinary items                      (39,900)        (350)        -

             Federal income tax benefit as
               shown in the Statement of Operations   ($ 39,109)   ($124,541)    $   -



         The Federal income tax benefit as applied to continuing operations consists of (in thousands):


                                                                  Predecessor

                                                        1991       1992          1993
                 Current taxes                        $ 3,050      $  1,100     $   -
                 Deferred taxes (credits)             (30,657)     (110,723)        -
                 Benefits of operating loss
                    carryforwards                     (11,502)      (14,918)        -

                                                     ($39,109)    ($124,541)    $   -






         GACC recognized Federal income tax expense of approximately $3 million and $1.1 million in 1991 and 1992, respectively, representing alternative minimum tax.

         GACC paid Federal income taxes of $500,000 and $775,000 in cash during 1991 and 1992, respectively.


   L. DISCONTINUED OPERATIONS Discontinued operations consisted of the following (in thousands):

                                                             Predecessor
                                                             Year Ended
                                                            December 31,
                                                          1991        1992
             Revenues                                   $65,063     $  -
             Loss from operations, net of tax

               credits of $7,000                        (13,524)       -
             Gain on sale, net of taxes of
               $11,500 and $750                          53,391      10,697

         In May 1991, GACC sold its investment in Spelling Entertainment, Inc. common and convertible preferred stock to The Charter Company, an affiliate of AFC at that time, for $107.5 million in cash. A pretax loss of $17.2 million on the sale was recorded in the first quarter of 1991.

         In December 1991, GACC sold its subsidiary, Hanna-Barbera Productions, Inc., along with the rights to distribute Hanna-Barbera programs, to a joint venture between Turner Broadcasting System, Inc. and Apollo Investment Fund, L.P. for $320 million, which includes $40 million in contingent payments expected to be received over time as certain conditions in the sale agreement are satisfied. As part of this transaction, GACC acquired the Hanna-Barbera distribution rights from Worldvision Enterprises, Inc., a wholly-owned subsidiary of Spelling, in exchange for $24 million in cash, the GACC live action program library and a licensing and merchandising subsidiary, Hamilton Projects, Inc. These distribution rights were in turn sold to the purchaser of Hanna-Barbera as part of the overall transaction. GACC recognized a pretax gain of approximately $82 million on the sale during the fourth quarter of 1991, which did not include any gain from the $40 million in contingent payments. In 1992, GACC received distributions totaling $25 million of the contingent payments withheld from the sale. GACC recognized a pretax gain of $9 million related to these distributions in the third quarter of 1992, after deductions for post closing sale adjustments, settlement of certain tax liabilities and other items related thereto.

         Interest expense of $21.7 million has been allocated to discontinued operations for the year ended December 31, 1991. The allocation was based on interest expense incurred for long-term debt retired with the proceeds of the sale of the entertainment assets and operations, including Spelling.

   M. EXTRAORDINARY ITEMS Extraordinary items consisted of the following (in thousands):

                                                               Predecessor
                                                        1991       1992        1993

             Gain (loss) from retirement and
               refinancing of long-term debt          $117,306    $6,025  ($  6,344)

             Gain on debt discharge                       -         -       414,484
             Provision for Federal income taxes        (39,900)     (350)      -
                                                      $ 77,406    $5,675   $408,140

   N. PENDING LEGAL PROCEEDINGS Management, after review and consultation with counsel, considers that any liability from litigation pending against GACC and any of its subsidiaries would not materially affect the consolidated financial position or results of operations of GACC and its subsidiaries.

   O. RELATED PARTIES Included in the gain from retirement and refinancing of long-term debt in 1991, is a pretax gain of approximately $23 million on the purchase from AFC and a GACC Director of $64.8 million principal amount of GACC's and its subsidiaries' Notes and Debentures in exchange for cash and 9-1/2% Senior Secured Notes on the same terms as those negotiated with unrelated parties during 1991.

         In January 1991, GACC sold a subsidiary whose primary operations consist of operating a recreation and entertainment complex to an executive officer of AFC for $3.8 million, a price based on an appraisal prepared by an independent third party appraiser.

         Included in the Balance Sheet at December 31, 1992 is a net payable to AFC of $883,000, representing miscellaneous accounts payable. This amount was canceled in the reorganization and no consideration was paid to AFC.



   P. ADDITIONAL INFORMATION Quarterly Operating Results (Unaudited) - The following are quarterly results of consolidated operations for 1992 and 1993 (in thousands). See Notes B, I, L and M for the effects of gains or losses from asset sales, debt retirements and other items recognized in individual quarters.

                                                             Predecessor
                                             1st      2nd       3rd      4th
                                           Quarter  Quarter   Quarter  Quarter      Total





            1992
            Net revenues                   $44,424  $56,742   $53,851  $ 55,804     $210,821
            Operating income (loss)         (2,975)   6,843     3,976  (649,906)    (642,062)
            Loss before
              extraordinary items          (27,213) (14,498)  (10,806) (550,022)    (602,539)

            Net loss                       (27,213) (14,498)   (8,967) (546,186)    (596,864)

            1993
            Net revenues                   $43,575  $55,890   $50,152   $55,551     $205,168
            Operating income                 3,378   13,702     8,614    14,289       39,983
            Loss before
              extraordinary items          (19,749) (10,105)  (16,672)  (20,270)     (66,796)
            Net earnings (loss)            (20,586) (12,404)  (19,880)  394,214      341,344


         GACC's financial results are seasonal. Television broadcasting revenues are higher in the second and fourth quarters than in the first and third quarters. In the fourth quarter of 1992, GACC recorded an adjustment of $658.3 million to reflect its broadcasting assets at estimated fair value as of December 31, 1992. In the fourth quarter of 1993, GACC recorded net earnings of $399.6 million directly attributable to its comprehensive financial restructuring (see Note B).

         Included in selling, general and administrative expenses in 1991, 1992 and 1993 are charges of $8.1 million, $6.6 million and $6.6 million, respectively, for advertising and charges of $2.1 million, $2.3 million and $2.4 million, respectively, for repairs and maintenance.

                                     PART IV

                                     ITEM 14

         Exhibits, Financial Statement Schedules and Reports on Form 8-K



   (a)  Documents filed as part of this Report:
        1.  Financial Statements are included in Part II, Item 8.

        2.  Financial Statement Schedules:

            A. Selected Quarterly Financial Data is included in Note P to
               GACC's Financial Statements.

            B. Schedules filed herewith:
                                                                          Page
               For 1991, 1992 and 1993:
               III - Condensed Financial Information of Registrant        S-2

               All other schedules for which provisions are made in the applicable regulation of Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

        3.  Exhibits - see Exhibit Index.

   (b)  Reports on Form 8-K filed during the fourth quarter of 1993:

        Date of Report     Event Reported

        December 7, 1993   Confirmation of GACC's prepackaged plan of
                           reorganization by the U.S. Bankruptcy Court.

                                 GREAT AMERICAN COMMUNICATIONS COMPANY
                     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                            (In Thousands)

                                        CONDENSED BALANCE SHEET

                                                               December 31,
                                                             1992        1993

      ASSETS:
        Cash                                               $     64    $  3,469
        Investment in subsidiaries                             -        217,476
        Receivables from affiliates                         217,782        -
        Deferred income tax assets                             -          3,266

        Other assets                                            147           1
                                                           $217,993    $224,212
      LIABILITIES AND CAPITAL (DEFICIENCY):
        Accounts payable and accrued expenses              $  9,526    $  8,056
        Payables to affiliates                                  883        -

        Due to subsidiaries                                 451,779        -
        Long-term debt                                       94,834      77,568
        Capital (deficiency)                               (339,029)    138,588
                                                           $217,993    $224,212

                                 GREAT AMERICAN COMMUNICATIONS COMPANY
                     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                            (In Thousands)

                                   CONDENSED STATEMENT OF OPERATIONS

                                                               Year ended December 31,
                                                             1991        1992        1993


      INCOME:
        Equity in undistributed earnings (losses) of
          subsidiaries                                    ($ 96,379)  ($599,384)   $145,939
        Interest income from subsidiaries'
          long-term debt                                     20,240        -            -
        Gain from redemption of subsidiaries'

          long-term debt                                     21,654        -            -
        Other income                                             20         171          17
                                                            (54,465)   (599,213)    145,956
      COSTS AND EXPENSES:
        Interest expense                                     17,421      11,837       9,348

        Loss on bad debts - advances to subsidiary             -           -        213,054
        Other expenses                                        2,252       2,186       1,303
                                                             19,673      14,023     223,705
      Loss from continuing operations before
        reorganization items and income taxes               (74,138)   (613,236)    (77,749)


      Reorganization items                                     -           -         10,953

      Loss from continuing operations before
        income taxes                                        (74,138)   (613,236)    (66,796)


      Provision for Federal income taxes                       -           -           -

      Loss from continuing operations                       (74,138)   (613,236)    (66,796)

      Discontinued operations:
        Loss, net of income tax of $0                       (20,524)       -           -

        Gain on sale, net of income taxes of
          $750 and $0                                        64,891      10,697        -

      Loss before extraordinary items                       (29,771)   (602,539)    (66,796)


      Extraordinary items, net of tax                       114,256       5,675     408,140


      NET EARNINGS (LOSS)                                  $ 84,485   ($596,864)   $341,344






                                 GREAT AMERICAN COMMUNICATIONS COMPANY
                     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                            (In Thousands)

                                   CONDENSED STATEMENT OF CASH FLOWS

                                                              Year ended December 31,
                                                            1991         1992         1993

      OPERATING ACTIVITIES:
        Net earnings (loss)                                $ 84,485    ($596,864)   $341,344
        Adjustments:
          Depreciation and amortization                          87            4        -
          Non-cash minority interest expense                 28,822       28,846      26,776
          Equity in undistributed net earnings

             of subsidiaries                                 21,217      590,115    (158,298)
          Loss on bad debts - advances to subsidiaries         -            -        213,055
          Other non-cash adjustments                        (16,280)         424         168
          Realized gains on investing activities            (21,654)     (11,447)       -
          Extraordinary loss (gain) on retirements

            and refinancing of long-term debt              (117,306)      (6,025)      6,344
          Increase in payables to affiliates                  1,000         -           -
          Increase (decrease) in accounts payable and
            accrued expenses                                  9,238       (4,578)       (854)
          Other                                              (1,164)          22          63
                                                            (11,555)         497     428,598

        Effects of reorganization activities:
          Extraordinary gain on debt discharge                 -            -       (414,484)
          Net adjustments to fair value                        -            -        (15,961)
          Increase in liabilities subject to exchange          -            -          1,317
          Professional fees and other expenses related

              to bankruptcy proceedings                        -            -         (3,906)
                                                            (11,555)         497      (4,436)
      INVESTING ACTIVITIES:
        Cash advanced from (to) subsidiaries               (111,659)       5,672       1,447
        Redemption of subsidiary's long-term debt           155,570         -            -
                                                             43,911        5,672       1,447


      FINANCING ACTIVITIES:
        Retirements and refinancings of
          long-term debt                                    (76,662)     (16,105)         -
        Additional long-term borrowings                      45,000       10,000       6,339

        Cash dividends paid                                  (1,134)        -            -
        Proceeds from the issuance of common stock             -            -          1,161
        Financing costs                                        -            -         (1,106)
                                                            (32,796)      (6,105)      6,394






      NET INCREASE (DECREASE) IN CASH AND
        SHORT-TERM INVESTMENTS                                 (440)          64       3,405

      Cash at beginning of period                               440         -             64


      Cash at end of period                                $   -        $     64    $  3,469

                                    SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Great American Communications Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GREAT AMERICAN COMMUNICATIONS COMPANY

                                       By: /s/ JOHN P. ZANOTTI
                                             Chief Executive Officer


   Signed: March 14, 1994



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



             Signature                        Capacity                             Date

      s/ JOHN P. ZANOTTI
      John P. Zanotti                        Director*                        March 24, 1994



      s/RANDOLPH L. BOOTH
      Randolph L. Booth                      Director*                        March 24, 1994


      s/THEODORE H. EMMERICH

      Theodore H. Emmerich                   Director*                        March 24, 1994


      s/S. CRAIG LINDNER
      S. Craig Lindner                       Director                         March 24, 1994



      s/CARL H. LINDNER
      Carl H. Lindner                        Director                         March 24, 1994



      s/JAMES E. EVANS
      James E. Evans                         Director                         March 24, 1994




      s/GREGORY C. THOMAS
      Gregory C. Thomas              Executive Vice President and
                                       Chief Financial Officer

                                       (Principal Accounting Officer)         March 24, 1994



      *  Member of the Audit Committee

                              GREAT AMERICAN COMMUNICATIONS COMPANY
                                        INDEX TO EXHIBITS

         Number                      Exhibit Description

          2.1 Joint Prepackaged Plan of Reorganization of GACC and certain subsidiaries under chapter 11 of the Bankruptcy Code, filed as
                  Exhibit 2.1 to GACC's Form 10-Q for the quarterly period ended
                  September 30, 1993.*


          3.1     Restated Articles of Incorporation of GACC.

          3.2     Restated Bylaws of GACC.


          4.1 Loan Agreement dated as of August 20, 1993, as amended and restated from time to time, between GATR, GABC and certain banks, filed as exhibit 4.1 to GACC's Form 8-K dated February 18, 1994.*

          4.2     Indenture dated as of February 18, 1994, between GACC

                  and Shawmut Bank, N.A., as Trustee relating to the 9-3/4%
                  Senior Subordinated Notes due 2004 (the form of which 9-3/4%
                  Senior Subordinated Notes due 2004 is included therein), filed as exhibit 4.2 to GACC's 8-K dated February 18, 1994.*


          4.3     Indenture dated as of December 28, 1993 between GACC and
                  Shawmut Bank, N.A., as trustee, relating to the 14% Senior
                  Extendable Notes initially due 2001 (the form of which 14%
                  Senior Extendable Notes due 2001 is included therein), filed as exhibit 4.1 to Amendment No. 2 to GACC's Form S-4
                  Registration Statement No. 33-63036 dated as of

                  September 27, 1993.*

          4.4 Note Exchange Agreement dated as of September 30, 1993 by and among GABC and former holders of 13% Senior Subordinated Notes due 2000 named therein, relating to the 13% Senior

                  Subordinated Notes due 2001 (the form of which 13% Senior
                  Subordinated Notes due 2001 is included therein), filed as exhibit 4.2 to Amendment No. 2 to GACC's Form S-4 Registration
                  Statement No. 33-63036 dated as of September 27, 1993.*

         10.1     GACC 1993 Stock Option Plan.


         10.2 Comprehensive Settlement Agreement dated as of December 1, 1993, by and among GACC, Holding, New GACC Holdings, Inc., GABC,
                  GATR, Leisure Systems Inc., AFC, Carl H. Lindner and other parties named therein, as incorporated by reference to exhibit 10.23 to Amendment No. 2 to GACC's Form S-4

                  Registration Statement No. 33-63036 dated September 27, 1993.*


















































         Number                      Exhibit Description




          10.3    Letter Agreement dated as of December 21, 1993, between AFC,
                  AIF, L.P., Artemis Finance SNC and certain other former holders of
                  9-1/2% Senior Secured Notes of New GACC Holdings, Inc. due 2000,

                  as incorporated by reference to Exhibit 10.23 to Amendment
                  No. 2 to GACC's Form S-4 Registration Statement No. 33-63036 dated September 27, 1993.*

           21     Subsidiaries of the Registrant



            Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries other than those listed above.

      * Incorporated herein by reference
