Form 10-K/A
period 1993-12-31
GREAT AMERICAN COMMUNICATIONS CO
filed 1994-04-27
CIK 317833

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-K/A

                         Amendment No. 1 to
          Annual Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1993
   Commission File No. 1-8283

               Great American Communications Company

   Incorporated under the                     IRS Employer
     laws of Florida                Identification No. 59-2054850

                       One East Fourth Street
                      Cincinnati, Ohio  45202
                       Phone: (513) 579-2177

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

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

        As of March 1, 1994, there were 10,153,672 shares of Class A Common Stock outstanding (not including 1,163,524 shares of Class B Common Stock which are convertible at any time on a one-for-one basis into shares of Class A Common Stock). The aggregate market value of Class A Common Stock held by non-affiliates of the Registrant at March 1, 1994, was approximately $105.1 million (based on non-affiliated holdings of 6,470,671 shares and a market price of $16.25 per share).

                Documents Incorporated by Reference:

        List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None.

                              PART III

                              ITEM 10

         Directors and Executive Officers of the Registrant

        The following table sets forth certain information regarding Great American Communications Company's ("GACC") directors and executive officers:

                                                                              Director or
          Name                     Age                  Position               Officer Since

          Carl H. Lindner          75          Chairman of the Board               1994

          John P. Zanotti          45          Chief Executive Officer,            1992
                                                 Director

          S. Craig Lindner         39          Director                            1982

          Randolph L. Booth        41          Director                            1993

          Theodore H. Emmerich     67          Director                            1989

          James E. Evans           48          Director                            1984

          Nathan Bilger            67          Director                            1993

          Bradley J. Wechsler      42          Director                            1993

          William T. Baumann       49          Executive Vice President            1990

          Gregory C. Thomas        46          Executive Vice President,           1990
                                                 Chief Financial Officer
                                                 and Treasurer

          Samuel J. Simon          37          General Counsel and Secretary       1990

          Anita L. Wallgren        40          Vice President and                  1990
                                                 Associate General Counsel

          Ronald L. Mazuk          47          Vice President - Tax                1993



        Mr. Carl H. Lindner has been Chairman of the Board of Directors and Chief Executive Officer of AFC since AFC was founded over 30 years ago. AFC is a holding company operating through wholly-owned and majority-owned subsidiaries and other companies in which it holds significant ownership interests. Mr. Lindner also serves as Chairman of the Board of the following publicly traded companies: American Annuity Group, Inc. ("AAG"), American Financial Enterprises, Inc. ("AFEI"), American Premier Underwriters, Inc. ("American Premier"), Chiquita Brands International, Inc. ("Chiquita"), and General Cable Corporation ("General Cable"). AFC owns a substantial beneficial interest in all of these companies. Although not a director or officer of GACC at the time of the filing of GACC's prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Restructuring"), Mr. Lindner had been Chairman of the Board and Chief Executive Officer of GACC prior to 1993. He was again elected to the position of Chairman of the Board of GACC in January 1994.

        Mr. Zanotti has been Chief Executive Officer of GACC since December 1992, having previously served as its Executive Vice President and the President and Chief Operating Officer of Great American Broadcasting Company ("GABC") since January 1992. Mr. Zanotti had served as President-Television Group of GABC since February 1991. Prior to such time, Mr Zanotti was Publisher of THE ARIZONA REPUBLIC and THE PHOENIX GAZETTE and Chief Executive Officer and Executive Vice President of Phoenix Newspapers, Inc. from March 1990 to February 1991.
   For over four years prior to such time, Mr. Zanotti was President and Publisher of THE CINCINNATI ENQUIRER.

        Mr. S. Craig Lindner has served as President and a Director of AAG since March 1993. For more than five years, he has also been Senior Executive Vice President of American Money Management Corporation, a subsidiary of AFC which provides investment management services to AFC and certain of its affiliates. He is also a director of AAG, American Premier, Chiquita, General Cable and Spelling Entertainment Group Inc. He is the son of Carl H. Lindner.

        Mr. Booth has been a principal of Capital City Advisors, Inc., a consulting firm specializing in mergers, acquisitions and financings since 1993. Prior to such time, Mr. Booth served as the Vice President-Finance and Chief Financial Officer of Turner Broadcasting Systems, Inc. since 1987.

        Mr. Emmerich, prior to his retirement in September 1986, was managing partner of the Cincinnati office of Ernst & Whinney, an independent accounting firm (now Ernst & Young). He is also a director of American Premier, Cincinnati Milicron Commercial Corporation, Carillon Fund, Inc., a trustee of Carillon Investment Trust and Gradison Custodian Trust and Gradison & McDonald Municipal Custodial Trust.

        Mr. Evans has served as Vice President and General
   Counsel of AFC for more than five years. He is also director of AFEI and American Premier.

        Mr. Bilger currently acts as a consultant to an estate with substantial real estate and financial holdings and has acted in such capacity since April 1992. Prior to such time, Mr. Bilger was employed in various capacities by entities controlled by such estate since 1988.

        Mr. Wechsler has been, since 1990, the President of Entertainment Finance Services, Inc. and Bedford Capital Advisors, Inc., companies which provide financial and advisory services to media and entertainment companies. Prior to such time, Mr. Wechsler was a partner with Drexel Burnham Lambert Incorporated since 1988. Mr. Wechsler currently is a member of the Board of Directors of Metro-Goldwyn-Meyer Inc.

        Mr. Baumann has served as an Executive Vice President of GACC since May 1990, and for more than three years prior to such time served as Senior Vice President-Planning and Corporate Development of GABC.

        Mr. Thomas was elected Executive Vice President and Chief Financial Officer of GACC in May 1990, and for over three years prior to such time served as Senior Vice President and Chief Financial Officer of GABC. Mr. Thomas was appointed Treasurer of GACC in March 1992.

        Mr. Simon was appointed General Counsel and Secretary of the Company in May 1990 and for more than four years previously served as an attorney in the General Counsel's
   Office of AFC.

        Ms. Wallgren was elected Vice President of GACC in May
   1990, and until such election served as Vice President of GABC since September 1988. In September 1993, she was appointed to the additional position of Associate General Counsel.

        Mr. Mazuk was appointed Vice President - Tax of GACC in
   December 1993. He has served as an executive in the tax department of the Company for over five years.

   COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

        Section 16 of the Securities Exchange Act of 1934 requires GACC's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in such ownership. Based on a review of copies of such forms received by it, except as noted below, the Company believes that all of its executive officers, directors and 10% owners complied with the Section 16 reporting requirements. Lion Advisors, L.P. the owner of 100% of the Company's Class B Common Stock, filed a Form 3 Insider Report approximately 30 days late.



                              ITEM 11

                       Executive Compensation

   Summary of Cash and Certain Other Compensation

        The following table shows, for the fiscal years ending December 31, 1993, 1992 and 1991, the cash compensation paid by GACC, as well as certain other compensation paid during or accrued for those years, to each of the executive officers of GACC whose compensation exceeded $100,000.


                     SUMMARY COMPENSATION TABLE



                                                              Annual Compensation

                                         Year (1)                              Other Annual
          Name and Principal Position                Salary ($)      Bonus     Compensation
                                                                    ($) (2)       ($) (3)

               John P. Zanotti             1993       $393,200      $472,500        $6,082
                 Chief Executive           1992       $335,000      $120,000        $2,580
                   Officer

               William T. Baumann          1993       $208,690       $60,000        $5,862
                 Executive Vice            1992       $210,000            $0        $3,520
                   President               1991       $209,000       $50,000        $3,520

               Gregory C. Thomas           1993       $214,480      $165,000        $5,875
                 Executive Vice            1992       $210,000       $20,000        $3,520
                   President and Chief     1991       $194,000       $95,000        $3,275
                   Financial Officer

               Ronald L. Mazuk             1993       $138,280        $5,000        $4,476
                 Vice President - Tax

               Anita L. Wallgren           1993       $121,200       $12,500        $4,296
                 Vice President and        1992       $119,000       $10,000        $3,080
                   Associate General       1991       $109,000       $10,000        $2,070
                   Counsel

   (1) Compensation information for Mr. Zanotti for 1991 and for Mr. Mazuk for 1992 and 1991 is omitted from the table because the two were not officers of GACC during that period.

   (2) Includes annual cash bonuses and, for Messrs. Zanotti and Thomas, stock awards (valued as of the date of grant) issued in connection with the successful completion of the Company's financial restructuring.

   (3) Includes compensation in the form of group life insurance and contributions to the Thrift Savings Plan.

   STOCK OPTION GRANTS, EXERCISES AND HOLDINGS

        During 1993, GACC made no grants of stock options to executive officers and no stock options were exercised. Pursuant to the Restructuring, all then outstanding employee stock options were cancelled on December 28, 1993. None of these options were in-the-money at any time during 1993.


   MANAGEMENT COMPENSATION PURSUANT TO EMPLOYEE BENEFIT PLANS

        Described below are certain employee benefit plans of GACC pursuant to which cash or non-cash compensation was paid, distributed to or accrued for the benefit of its executive officers during the last fiscal year.

   Pension and Savings Plan

        In 1992, GACC terminated a non-contributory, defined benefit pension plan of its subsidiary, Great American Broadcasting Company. As a result of the plan termination, all participants in the pension plan as of June 30, 1992 were eligible to receive benefits either in the form of a lump-sum distribution or an annuity. Salary and service beyond June 30, 1992 were not used in calculating participants' benefits.

        Messrs. Zanotti, Baumann, Thomas and Mazuk and Ms. Wallgren were all participants in, the pension plan of GABC terminated in 1992. Pursuant to the termination those persons received distributions in 1993 as follows: Mr. Zanotti - $26,710; Mr. Baumann - $185,889; Mr. Thomas - $150,839; Mr.
   Mazuk - $84,939; and Ms. Wallgren - $25,000.

   Thrift Savings Plan

        Great American Broadcasting Company has a voluntary defined contribution Thrift Savings Plan that meets the requirements of Section 401(k) of the Internal Revenue Code. This plan provides a means by which employees can increase the income available to them in retirement and gain a current tax benefit for their contributions. Under this plan, employees who so elect may have amounts ranging from 1% to 4% of monthly compensation withheld from their pay and receive a matching contribution from GABC amounting to $.50 for each dollar saved. GABC's matching contribution is limited to $3,000 for each employee per year, which affects only employees earning more than $145,667 per year. Employees are limited by law to a maximum contribution amount each year ($8,994 1993). In addition, GABC makes an annual contribution to each employee's account equal to 1% of such employee's annual compensation.
   By law, the maximum contribution to any employee under that component of the plan during 1993 was $2,358.

        Subject to that limit, employees may contribute up to an additional 11% of base compensation. Such additional amounts are not matched by GABC. Participants are given the right to choose among a number of different investment vehicles selected by the plan committee. Account balances are paid out to employees upon termination of employment, based upon 100% vesting of their personal contributions and GABC's 1% contribution and upon a vesting schedule on GABC's matching contributions of 10% vesting for each of the first four years of service and 20% vesting for each of the next three years of service resulting in 100% vesting upon completion of seven years of service. Amounts contributed by GABC for the calendar year 1993 are included in the compensation table.


   COMPENSATION OF DIRECTORS

        Each Director who is not a salaried officer of GACC was paid an annual fee of $12,000 plus $750 for each Board of Directors meeting attended in 1993. Directors who are not salaried officers of GACC and serve on committees of the Board of Directors received an additional fee of $500 per committee meeting attended. Committee chairmen not otherwise compensated for their services to GACC were paid an additional $5,000 annually.

                              ITEM 12


   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        The following table sets forth certain information as of March 31, 1994 as to the security ownership of those persons owning of record or known to GACC to be the beneficial owner of more than five percent of GACC's Class A Common Stock.

                                                Amount and      Percent of
           Name and address of Beneficial        Nature of         Class
                        Owner                   Beneficial
                                                 Ownership
        American Financial Corporation
          One East Fourth Street                 2,202,533 (a)     21.7%
          Cincinnati, Ohio 45202
        Kemper Financial Services
          120 South LaSalle Street                 772,555          7.6%
          Chicago, Illinois  60603
        FMR Corp.
          82 Devonshire Street                   1,621,074 (b)     16.0%
          Boston, Massachusetts  02109-3614
        Lion Advisors, L.P.
          1301 Avenue of the Americas            1,163,524 (c)     10.3% (c)
          New York, New York  10019
        Carl H. Lindner
          One East Fourth Street                 3,683,001 (d)     36.3%
          Cincinnati, Ohio 45202


   (a) AFC and Carl H. Lindner, the beneficial owner of 40.9% of AFC's common stock and the Chairman of its Board of Directors and its Chief Executive Officer, share voting and dispositive power with respect to shares of common stock owned by AFC.

   (b)  Includes 1,358,310 shares as to which a subsidiary of FMR
        Corp. acts as an investment advisor with certain rights of disposition but without the right to vote.

   (c) Assumes conversion of the Class B Common Stock into Class A Common Stock. Lion Advisors, L.P. beneficially owns all 1,163,524 shares of GACC Class B Common Stock.
        Shares of Class B Common Stock are convertible at any time on a one-for-one basis into Class A Common Stock, unless such conversion would violate applicable law, including the federal Communications Act of 1934.

   (d) Includes the 2,202,533 shares of Class A Common Stock held by AFC and 101,317 shares of Class A Common Stock held by a charitable foundation over which Mr. Lindner shares voting and/or dispositive power.

             The following table sets forth certain information as of March 31, 1994 as to the security ownership of Class A
   Common Stock owned by each of GACC's Directors and all Directors and Officers of GACC as a group.

                                           Amount and Nature
             Name of Beneficial Owner       of Beneficial       Percent of
                                              Ownership           Class
        Carl H. Lindner                       3,683,001 (a)         36.3%

        John P. Zanotti                          12,503                *
        S. Craig Lindner                              0                0
        Randolph L. Booth                             0                0
        Theodore H. Emmerich                          0                0
        James E. Evans                           20,000                *
        Nathan Bilger                                 0                0
        Bradley J. Wechsler                           0                0

        All directors and officers            3,746,983 (a)         36.9%

    * Less than one percent

   (a)  Includes 2,202,533 shares of Class A Common Stock held by
        AFC and 101,317 shares of Class A Common Stock held by a charitable foundation over which Mr. Lindner shares voting and/or dispositive power.



   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1993, executive compensation was determined by the Executive Committee of the Board of Directors, which committee consisted of S. Craig Lindner and John P. Zanotti, Chief Executive Officer of GACC. In early 1994, following the Restructuring, the Board of Directors appointed a compensation committee which will perform these functions in the future.

                              ITEM 13

           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        GACC has had and expects to continue to have transactions with its directors, officers, principal shareholders, their affiliates and members of their families. The terms of these transactions are comparable to those which would apply to unrelated parties.

        GACC purchases substantially all of its property and casualty insurance coverage through certain subsidiaries of AFC. During 1993, GACC paid insurance premiums of approximately $1.6 million to insurance agencies then controlled by AFC. Of such premiums, approximately $1.25 million were ultimately remitted to AFC insurance company subsidiaries.

        GACC leases its corporate headquarters from AFC under a five year lease, which commenced in November 1989. During
   1993, GACC paid $260,000 to AFC under the lease.

        AFC provided certain legal, investment, accounting, tax, financial and office services to GACC. During 1993, GACC and its subsidiaries were charged $90,000 by AFC for these services.

        GACC estimates that the following affiliates of AFC and entities in which AFC or Carl H. Lindners' immediate family members have or had substantial holdings paid in the aggregate approximately $570,000 in radio and television advertising fees to GACC during 1993: Chiquita, The Provident Bank, United Dairy Farmers, Inc. (principally owned by Robert D. Lindner, brother of Carl H. Lindner) and Thriftway, Inc. (principally owned by Richard E. Lindner, brother of Carl H. Lindner).

        GACC utilizes the services of Provident Travel Corporation, an AFC subsidiary travel agency, to facilitate business travel by Company employees. In 1993, GACC had approximately $618,000 of bookings through this agency, all on terms and conditions customarily offered by commercial travel agencies in the area.

        From time to time, AFC advanced funds to GACC and its subsidiaries on an unsecured basis. The highest balance under such advances during 1993 was approximately $882,000.
   Pursuant to the Restructuring, the balance was extinguished on December 28, 1993.

        During 1993, GACC had outstanding a line of credit from AFC. The highest balance under the line during 1993 was $42,500,000. Pursuant to the Restructuring, the balance on the line of credit was exchanged for 75,000 shares of Class A Common Stock.

        Pursuant to the Restructuring, GACC effected a 1-for-300 reverse stock split pursuant to which each share of GACC Common Stock held by AFC became 1/300th of a share of Class A Common Stock. In addition, AFC received 1,453,978 shares of Class A Common Stock in exchange for certain debt securities of GACC; 673,555 shares of Class A Common Stock in exchange for preferred stock of a subsidiary of GACC; 75,000 shares of Class A Common Stock in exchange for the line of credit; and 94,837 shares by an AFC purchase made as a result of a required capital contribution to GACC. Pursuant to this capital contribution undertaking, AFC purchased the 94,837 shares of Class A Common Stock for $12.24 per share and approximately $6.4 million principal amount of GACC 14% Notes and accrued interest for approximately $7.95 million in cash.

        Carl H. Lindner received 1,379,151 shares in the Reorganization in exchange for certain GACC debt securities.
   A charitable foundation affiliated with Mr. Lindner received
   101,317 shares of Class A Common Stock in exchange for its GACC debt securities.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



GREAT AMERICAN COMMUNICATIONS COMPANY



   April 27, 1994           By: Gregory C. Thomas
                                 Executive Vice President and
                                   Chief Financial Officer