Form 10-Q
period 1994-03-31
GREAT AMERICAN COMMUNICATIONS CO
filed 1994-05-13
CIK 317833

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1994

                           Commission File No. 1-8283


                     GREAT AMERICAN COMMUNICATIONS COMPANY

                     Incorporated under the laws of Florida

                   IRS Employer Identification No. 59-2054850

                 One East Fourth Street, Cincinnati, Ohio 45202

                             Phone: (513) 562-8000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---   ---

         As of May 1, 1994, there were 10,153,672 shares of Class A Common Stock and 1,163,524 shares of Class B Common Stock outstanding.


                             EXHIBIT INDEX Page 18

                          GREAT AMERICAN COMMUNICATIONS COMPANY - 10-Q
                                             PART I
                                     FINANCIAL INFORMATION

                      GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                         BALANCE SHEET
                                    (Dollars in Thousands)


                                                                                            March 31,           December 31,
                                                                                              1994                 1993
                                                                                            ---------           ------------
   ASSETS
   ------
Current assets:
  Cash and short-term investments                                                           $ 12,767             $  4,789
  Trade receivables, less allowance for
    doubtful accounts of $2,053 and $2,010                                                    42,952               48,294
  Broadcast program rights                                                                    13,486               15,910
  Prepaid and other current assets                                                             3,844                3,355
                                                                                            --------             --------
      Total current assets                                                                    73,049               72,348

Broadcast program rights, less current portion                                                11,857               11,368
Property and equipment, net                                                                   59,085               60,660
Contracts, broadcasting licenses and other
  intangibles, less accumulated amortization
  of $4,227 and $0                                                                           569,850              574,878
Deferred charges and other assets                                                                 35                  315
                                                                                            --------             --------
                                                                                            $713,876             $719,569
                                                                                            ========             ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Current maturities of long-term debt                                                      $ 25,000             $ 23,500
  Accounts payable, accrued expenses and
    other current liabilities                                                                 32,037               31,924
  Broadcast program rights fees payable                                                       13,786               15,439
                                                                                            --------             --------
      Total current liabilities                                                               70,823               70,863

Broadcast program rights fees payable,
  less current portion                                                                         8,637                8,468
Deferred income taxes                                                                         76,333               77,152
Long-term debt, less current maturities                                                      406,632              409,068
Other liabilities                                                                             14,615               15,430
                                                                                            --------             --------
      Total liabilities                                                                      577,040              580,981

Shareholders' equity:
  Class A Common Stock, $.01 par value;
    500,000,000 shares authorized;
    10,153,672 shares outstanding                                                                101                  101
  Class B Common Stock $.01 par value; 125,000,000
    shares authorized; 1,163,524 shares outstanding                                               12                   12
  Capital in excess of par value                                                             138,475              138,475
  Accumulated deficit from January 1, 1994                                                    (1,752)                -
                                                                                            --------             --------
       Total shareholders' equity                                                            136,836              138,588
                                                                                            --------             --------
                                                                                            $713,876             $719,569
                                                                                            ========             ========

See notes to financial statements.

                                GREAT AMERICAN COMMUNICATIONS COMPANY - 10-Q

                            GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                          STATEMENT OF OPERATIONS
                                 (In Thousands, Except Per Share Amounts)


                                                                                                             Predecessor
                                                                                     Three months            Three months
                                                                                        ended                   ended
                                                                                      March 31,               March 31,
                                                                                         1994                    1993
                                                                                      ---------               ---------
Net revenues:                                                                                          |
  Television broadcasting                                                               $34,542        |        $30,878
  Radio broadcasting                                                                     13,907        |         12,697
                                                                                        -------        |        -------
                                                                                         48,449        |         43,575
                                                                                        -------        |        -------
Costs and expenses:                                                                                    |
  Operating expenses                                                                     17,242        |         17,200
  Selling, general and administrative                                                    15,765        |         14,929
  Corporate general and administrative expenses                                           1,158        |            980
  Depreciation and amortization                                                           7,091        |          7,088
                                                                                        -------        |        -------
                                                                                         41,256        |         40,197
                                                                                        -------        |        -------
Operating income                                                                          7,193        |          3,378
                                                                                                       |
Other income (expense):                                                                                |
  Interest expense                                                                       (9,762)       |        (15,487)
  Minority interest                                                                        -           |         (7,901)
  Investment income                                                                          56        |             88
  Miscellaneous, net                                                                       (439)       |            173
                                                                                        -------        |        -------
                                                                                        (10,145)       |        (23,127)
                                                                                        -------        |        -------
Loss before income taxes                                                                 (2,952)       |        (19,749)
                                                                                                       |
                                                                                                       |
Federal income tax benefit                                                               (1,200)       |           -
                                                                                        -------        |        -------
Loss before extraordinary items                                                          (1,752)       |        (19,749)
                                                                                                       |
                                                                                                       |
Extraordinary items, net of tax                                                            -           |           (837)
                                                                                        -------        |        -------
NET LOSS                                                                               ($ 1,752)       |       ($20,586)
                                                                                        =======        |        =======
PER SHARE DATA (Primary and Fully Diluted):                                                            |
  Loss before extraordinary items                                                        ($0.15)       |           *
                                                                                                       |
  Net loss                                                                                (0.15)       |           *
                                                                                                       |
Average common shares                                                                    11,397        |           *

* Share amounts are not relevant due to the effects of GACC's reorganization.

See notes to financial statements.


                GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                    (in Thousands)

                                                         Stated Value
                                                     ------------------            Capital                           Total
                                                     Class A        Class B       In Excess      Accumu-         Shareholders'
                                                     Common         Common          of Par        lated             Equity
                                                      Stock          Stock          Value        Deficit           (Deficit)
                                                     --------       -------       ---------      --------         -------------
   Predecessor:
   -----------
   Balances, December 31, 1992                         $567           $ -           $270,324       ($609,920)        ($339,029)
   Net loss                                              -              -               -            (20,586)          (20,586)
                                                       ----           ----          --------        --------          --------
   Balances March 31, 1993                             $567           $ -           $270,324       ($630,506)        ($359,615)
                                                       ====           ====          ========        ========          ========

- -------------------------------------------------------------------------------------------------------------------------------

   Reorganized GACC:
   -----------------
   Balances, December 31, 1993                         $101           $ 12          $138,475        $   -             $138,588
   Net Loss                                              -              -               -             (1,752)           (1,752)
                                                       ----           ----          --------        --------          --------
   Balances, March 31, 1994                            $101           $ 12          $138,475       ($  1,752)         $136,836
                                                       ====           ====          ========        ========          ========

  See notes to financial statements.

                                  GREAT AMERICAN COMMUNICATIONS COMPANY - 10-Q

                            GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                           STATEMENT OF CASH FLOWS
                                                (In Thousands)

                                                                                                                   Predecessor
                                                                                               Three months       Three months
                                                                                                  ended              ended
                                                                                                 March 31,          March 31,
                                                                                                    1994               1993
                                                                                                ------------       ------------
OPERATING ACTIVITIES:
  Net loss                                                                                        ($  1,752)    |     ($20,586)
  Adjustments:                                                                                                  |
    Depreciation and amortization                                                                     7,091     |        7,088
    Non-cash interest expense                                                                          -        |        2,576
    Other non-cash adjustments (primarily non-cash dividends                                                    |
      on the preferred stock of a former subsidiary)                                                   -        |        7,949
    Extraordinary loss related to the restructuring                                                    -        |          837
    Decrease in trade receivables                                                                     5,342     |        6,649
    Decrease in broadcast program rights,                                                                       |
      net of fees payable                                                                               451     |          422
    Increase (decrease) in accounts payable, accrued expenses                                                   |
      and other liabilities                                                                            (370)    |        4,252
    Decrease in deferred income taxes                                                                  (819)    |          -
    Other                                                                                               337     |          679
                                                                                                   --------     |      -------
                                                                                                     10,280     |        9,866
                                                                                                   --------     |      -------
INVESTING ACTIVITIES:                                                                                           |
  Purchases of real estate, property and equipment                                                   (1,330)    |         (942)
  Other                                                                                                  (4)    |       (1,692)
                                                                                                   --------     |      -------
                                                                                                     (1,334)    |       (2,634)
                                                                                                   --------     |      -------
                                                                                                                |
FINANCING ACTIVITIES:                                                                                           |
  Retirements and refinancing of long-term debt                                                    (196,318)    |      (14,837)
  Additional long-term borrowings                                                                   195,350     |         -
                                                                                                   --------     |      -------
                                                                                                       (968)    |      (14,837)
                                                                                                   --------     |      -------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                            7,978     |       (7,605)
                                                                                                                |
Cash and short-term investments at beginning of period                                                4,789     |       25,076
                                                                                                   --------     |      -------
                                                                                                                |
Cash and short-term investments at end of period                                                   $ 12,767     |      $17,471
                                                                                                   ========     |      =======
                                                                                                                |

See notes to financial statements.

                  GREAT AMERICAN COMMUNICATIONS COMPANY - 10-Q
                         NOTES TO FINANCIAL STATEMENTS


A.       ACCOUNTING POLICIES

         BASIS OF PRESENTATION The accompanying financial statements for Great American Communications Company ("GACC") are unaudited, but GACC believes that all adjustments (consisting only of normal recurring accruals, unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles. Significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year's presentation.

         As a result of GACC's emergence from Bankruptcy and its adoption of fresh-start reporting as of December 31, 1993, GACC's statements of operations, changes in shareholders' equity and cash flows for periods subsequent to December 31, 1993 are generally not comparable to prior periods and are separated by a line. For purposes of the financial statements, the term "Predecessor" refers to GACC prior to its reorganization.

         All acquisitions have been treated as purchases. The accounts and results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

         At May 1, 1994, American Financial Corporation and its Chairman, Carl
         H. Lindner, (collectively "AFC") owned 3,683,001 shares (32.5%) of GACC's outstanding Common Stock, including the Class A and Class B Common Stock.

         BROADCAST PROGRAM RIGHTS The rights to broadcast non-network programs on GACC's television stations are stated at cost, less accumulated amortization. These costs are charged to operations on a straight-line basis over the contract period or on a per showing basis, whichever results in the greater aggregate amortization.

         PROPERTY AND EQUIPMENT Property and equipment are based on cost and depreciation is calculated primarily using the straight-line method. Depreciable lives are: land improvements, 8-20 years; buildings and improvements, 8-20 years; operating and other equipment, 3-20 years; and leasehold improvements, over the life of the lease.

         CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES Contracts, broadcasting licenses and other intangibles represent the excess of the value of the broadcast stations over the values of their net tangible assets, and is attributable to FCC licenses, network affiliation agreements and other contractual or market related factors. Reorganization value in excess of amounts allocable to identifiable assets represents the excess of the estimated fair value of GACC at the time of the reorganization over the estimated fair value allocated to its net identifiable assets. Intangible assets are being amortized on a straight-line basis over an average of 34 years.

         DEBT DISCOUNT AND EXPENSE Debt discount is being amortized over the life of the related debt obligations primarily by the interest method. Costs of issuance are capitalized and are amortized over the life of the related debt obligations primarily on the straight-line method.

                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q

         INCOME TAXES GACC files a consolidated Federal income tax return which includes all 80% or more owned subsidiaries. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

         EARNINGS (LOSS) PER SHARE Primary and fully-diluted earnings (loss) per share are based upon the weighted average number of common shares and give effect to common equivalent shares (dilutive options) outstanding during the respective periods. As a result of the effects of the reorganization, per share data for periods ending on or prior to December 31, 1993 have been rendered meaningless and, therefore, omitted from the accompanying Financial Statements.

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

B.       LONG-TERM DEBT  Long-term debt consisted of the following (in thousands):

                                                                   March 31,      December 31,
                                                                     1994            1993
                                                                  -----------     ------------
         GACC:
           9-3/4% Senior Subordinated Notes
             due February 2004, less unamortized
             discount of $4,618 (imputed interest rate 10.13%)      $195,382          $   -
          14% Senior Extendable Notes due June 2001                     -               77,568
                                                                    --------          --------
                                                                     195,382            77,568
         Subsidiaries:

           Guaranteed by GACC:
             Bank credit facility                                    215,250           220,000
           Other:
             13% Senior Subordinated Notes of Great American
               Broadcasting Company due May 2001                        -              111,500
             9-1/2% Notes due December 1999 (secured)                 17,500            17,500
              Other obligations                                        3,500             6,000
                                                                    --------          --------
                                                                     236,250           355,000
                                                                    --------          --------
         Total long-term debt                                        431,632           432,568
         Less current maturities                                     (25,000)          (23,500)
                                                                    --------          --------
                                                                    $406,632          $409,068
                                                                    ========          ========



         On February 18, 1994, GACC refinanced the 14% Senior Extendable Notes initially due 2001 and Great American Broadcasting Company's 13% Senior Subordinated Notes due 2001 through the issuance of $200 million principal amount of 9-3/4% Senior Subordinated Notes due 2004. No gain or loss was recognized by GACC on the transaction.

                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q

         At March 31, 1994, the sinking-fund payments on long term debt of GACC'S subsidiaries for the remainder of 1994 and the next five years are as follows: remainder of 1994 - $16.3 million; 1995 - $27.5 million; 1996 - $20 million; 1997 - 26 million; 1998 - $129 million; and 1999 - $17.5 million. The sinking fund payments due in 1998 include a $114 million payment in December 1998 for the final maturity of the bank credit facility, exclusive of any payments under a cash sweep feature. The cash sweep feature of the bank credit facility contains a provision whereby, in addition to mandatory scheduled principal payments beginning in 1994, GACC's cash on hand at the end of any fiscal year in excess of $7.5 million must be used to prepay the bank credit facility in March of the following fiscal year.

C. SHAREHOLDERS' EQUITY GACC is authorized to issue 500 million shares of Class A Common Stock, $.01 par value, 125 million shares of Class B Common Stock, $.01 par value and 9.5 million shares of Serial Preferred Stock, $.01 par value. Class A Common shares are entitled to one vote for each share held of record; Class B shares are entitled to one vote for every five shares held of record. Class A and Class B Common shares will vote together as a single class on all matters requiring shareholders approval. The Class A and Class B shares are entitled to the same treatment per share in the event of any dividend, distribution, split-up or recapitalization. Class B shares are convertible (on a one-for-one basis) into Class A shares if such conversion does not violate the Communications Act of 1934, as amended, or the rules, regulations or policies of the FCC promulgated thereunder. The preferred stock may have such preferences and other rights and limitations as the Board of Directors may designate with respect to each series.

D. EXTRAORDINARY ITEMS Extraordinary items for the first quarter of 1993 consisted of expenses incurred in connection with the restructuring.

E. SUBSEQUENT EVENT On May 4, 1994, GACC's operating subsidiary, Great American Television and Radio Company, Inc., entered into agreements for the sale of four of its network affiliated television stations to entities affiliated with New World Communications Group, Incorporated ("New World") for $360 million. The sale price includes warrants valued at $10 million which would give GACC the right for five years to purchase five million common shares of New World at $15 per share. The four stations to be sold are located in Phoenix, Birmingham, Kansas City and Greensboro/High Point. GACC expects to use the proceeds to fund future acquisitions of broadcast stations and to reduce long-term debt. The transactions are subject to, among other things, the approval of the FCC and the individual station sale closings are expected to occur during the fourth quarter of 1994.

                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

GENERAL
- -------
The following is a discussion of certain factors affecting GACC's results of operations for the three month period ended March 31, 1994 and its liquidity and capital resources. This discussion should be read in conjunction with GACC's Financial Statements beginning on page 2. For purposes of the following discussion, the term "Predecessor" refers to GACC prior to its emergence from Chapter 11 bankruptcy.

As a result of GACC's emergence from Bankruptcy and its adoption of fresh-start reporting as of December 31, 1993, GACC's results of operations for periods ending after December 31, 1993 will not be comparable to prior periods.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
         GACC is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary, Great American Television and Radio Company, Inc. ("GATR"), to meet its expenditures for administrative expenses and debt service obligations. Restrictions in GATR's debt agreements limit the amount of distributions GATR may make to GACC. All such distributions would be prohibited if GACC or its subsidiaries were not in compliance with the agreements. At December 31, 1993 and March 31 and May 1, 1994, GACC and its subsidiaries were in compliance with such agreements and sufficient funds were available to meet GACC's administrative and debt service expenditures.

         The debt instruments of GACC and its subsidiaries also limit the amount of additional debt that can be incurred. Under the most restrictive of these covenants the additional debt capacity of GACC and its subsidiaries was $10 million at March 31, 1994.

         On February 18, 1994, GACC refinanced the 14% PIK Notes initially due 2001 and the 13% Senior Subordinated Notes due 2001 of its subsidiary, Great American Broadcasting Company, through the issuance of $200 million of 9-3/4% Senior Subordinated Notes due 2004.

         Operating cash flow is expected to be sufficient to meet expenditures for operations (including capital expenditures), administrative expenses and debt service. Although GATR's bank credit facility requires a final maturity principal payment of $114 million in December 1998, (exclusive of any excess cash sweeps prior to that date), GACC plans to significantly reduce this payment through the use of the proceeds from the sale of four of its television stations. On May 4, 1994, GATR entered into agreements for the sale of four of its network affiliated television stations to entities affiliated with New World Communications Group, Incorporated ("New World") for $350 million in cash and warrants to purchase for five years 5,000,000 common shares of New World at $15 per share. The television stations to be sold are located in Phoenix, Birmingham, Kansas City and Greensboro/High Point. Proceeds from the sale are also intended to be used to fund future acquisitions of broadcast stations. Until such time as such acquisitions are identified and completed, the net proceeds will be invested in short-term securities. Pro forma financial information, which gives effect to the transaction, is presented in Part II,
Item 5 "Other Information" beginning on page 12 of this Form 10-Q.

         The expansion of the radio group while achieving and maintaining manageable debt levels is GACC's top priority - and (1) would be made possible by the sale to New World. GACC expects to pursue the acquisition of additional stations in its present markets and stations in markets where it does not currently own stations. Prior to the sale of the television stations, GATR entered into agreements to purchase additional stations in Sacramento and Cincinnati. The pending acquisition of these two stations will be funded, in part, by the sale or pending sale of radio stations in Milwaukee, Detroit and Denver.

                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          ------------------------------------------------------------


RESULTS OF OPERATIONS
The financial results of GACC's business are seasonal. Broadcast revenues are generally higher in the second and fourth calendar quarters than in the first and third quarters.

The amount of broadcast advertising time available for sale by GACC's stations is relatively fixed, and by its nature cannot be stockpiled for later sale. Therefore, the primary variables affecting revenue levels are the demand for advertising time, the viewing or listening audience of the station and the entry of new stations in the marketplace. The major variable costs of operation are programming (entertainment, news and sports), sales costs related to revenues and promotional costs. The success of the programming determines the audience levels and therefore affects revenue.

GACC's management believes that operating income before depreciation and amortization is helpful in understanding cash flow generated from its broadcasting operations that is available for debt service, capital expenditures and taxes, and in comparing operating performance of GACC's broadcast stations to other broadcast stations. Operating income before depreciation and amortization should not be considered an alternative to net income as an indicator of GACC's overall performance.

Net revenues and operating income are shown below (in thousands):

                                                                                                          Predecessor
                                                                                    Three months          Three months
                                                                                       ended                 ended
                                                                                      March 31,             March 31,
                                                                                        1994                  1993
                                                                                     ------------          ------------
                         Net revenues
                         ------------                                                                 |
                         Television broadcasting:                                                     |
                           Local                                                         $19,164      |         $16,511
                           National                                                       13,618      |          12,717
                           Other                                                           1,760      |           1,650
                                                                                         -------      |         -------
                             Total                                                        34,542      |          30,878
                                                                                         -------      |         -------
                                                                                                      |
                                                                                                      |
                         Radio broadcasting:                                                          |
                           Local                                                          11,610      |          10,464
                           National                                                        2,158      |           1,878
                           Other                                                             139      |             355
                                                                                         -------      |         -------
                             Total                                                        13,907      |          12,697
                                                                                         -------      |         -------
                                                                                                      |
                           Total Net Revenues                                             48,449      |          43,575
                                                                                                      |
                                                                                                      |
                         Operating, selling, general and                                              |
                           administrative expenses                                       (33,007)     |         (32,129)
                                                                                                      |
                         Corporate general and administrative                                         |
                           expenses                                                       (1,158)     |            (980)
                                                                                         -------      |         -------
                                                                                                      |
                           Operating Income Before Depreciation                                       |
                             and Amortization                                             14,284      |          10,466
                                                                                                      |
                                                                                                      |
                         Depreciation and amortization                                    (7,091)     |          (7,088)
                                                                                         -------      |         -------
                                                                                                      |
                           Operating income                                              $ 7,193      |         $ 3,378
                                                                                         =======      |         =======

                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          ------------------------------------------------------------


THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO MARCH 31, 1993

Television revenues increased $3.7 million (12%) during the first quarter of 1994 compared to the same period a year ago and radio revenues increased $1.2 million (10%) compared to the first quarter last year. The revenue increases were due to several factors including: the expanding economy's effect on advertising expenditures; improved ratings at several stations; and sales efforts.

Operating, selling, general and administrative expenses increased $878,000 (3%) during the period compared to last year due largely to increased selling and promotion expenses.

Operating income increased $3.8 million, more than doubling last year's first quarter operating income, due primarily to the revenue increases mentioned earlier.

OUTLOOK - SECOND QUARTER 1994

The demand for advertising time continues to outpace last year's levels and GACC expects to report increased revenues and operating income for the quarter ended June 30, 1994 compared to the same period in 1993. Because revenues are seasonal (higher in the second and fourth quarters and lower in the first and third quarters) and most expenses are incurred ratably over the year, revenue increases in the second quarter will not result in percentage increases in operating income as large as those reported for the first quarter of 1994.

OTHER INCOME (EXPENSE) INFORMATION
- ----------------------------------
Interest expense decreased $5.7 million (37%) during the first quarter compared to the same period a year ago due primarily to reduced debt levels resulting from GACC's reorganization in December 1993.

INCOME TAXES
- ------------
GACC has substantial net operating loss carryforwards, a substantial portion of which are presently unavailable to offset future taxable income. GACC's ability to utilize such operating loss carryforwards has been substantially restricted based upon tax rules governing availability of net operating loss carryforwards following certain changes in ownership.

                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q



                                    PART II

                               OTHER INFORMATION



                                     ITEM 5

                               Other Information
                               -----------------

ACQUISITION OR DISPOSITION OF ASSETS
- ------------------------------------
On May 4, 1994, GACC entered into agreements with entities affiliated with New World Communications Group, Incorporated ("New World") whereby GACC agreed to sell its network affiliated television stations in Birmingham, Alabama, Greensboro/Highpoint, North Carolina, Kansas City, Missouri, and Phoenix, Arizona. GACC is to receive $350 million in cash and a warrant (valued at $10 million) to purchase for five years 5,000,000 shares of New World common stock at $15 per share. GACC estimates that it will record a net gain totaling approximately $50 million on the transactions which are currently expected to be consummated during the fourth quarter of 1994.

PRO FORMA FINANCIAL INFORMATION
- -------------------------------
The following pro forma balance sheet as of March 31, 1994 gives effect to the proposed sale as if such sale had occurred on March 31, 1994.

The following pro forma statements of operations for the three months ended March 31, 1994 and the year ended December 31, 1993 give effect to the proposed sale as if such sale had occurred as of the beginning of the respective periods presented. A gain on disposition is not reflected in the pro forma statements of operations.

The pro forma information contained herein is based on the historical financial statements of GACC, adjusted to reflect the effects of the reorganization completed in December 1993, the refinancing completed in February 1994 and the proposed television station sale transactions. The sale and pending sales of radio stations and the pending purchases of radio stations is not included in the pro forma financial statements because these transactions are not material individually and in the aggregate the adjustments offset each other.

                                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q

                             GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                     PRO FORMA BALANCE SHEET (UNAUDITED)
                                              March 31, 1994
                                              (In Thousands)


                                                                                   Pro Forma Adjustments
                                                                                        (Note B)
                                                                                ---------------------------
                                                                Historical      Operations      Divestiture        Pro Forma
                                                                Statements       Divested       Adjustments        Results
                                                                ----------      ----------      -----------        ---------
 ASSETS
 ------
 Current assets:
   Cash and short-term investments                                 $ 12,767         $   -           $ 88,200          $100,967
   Trade receivables, net                                            42,952             -               -               42,952
   Broadcast program rights                                          13,486           (7,030)           -                6,456
   Prepaid expenses and other
     current assets                                                   3,844             (913)           -                2,931
                                                                    -------         --------         -------          --------
       Total current assets                                          73,049           (7,943)         88,200           153,306

 Broadcast program rights,
   less current portion                                              11,857           (7,001)           -                4,856
 Property and equipment net                                          59,085          (34,151)           -               24,934
 Contracts, licenses and other
   intangibles, net                                                 569,850         (238,356)        (39,555)          291,939
 Deferred charges and other assets                                       35              (23)         10,000            10,012
                                                                   --------         --------        --------          --------
                                                                   $713,876        ($287,474)       $ 58,645          $485,047
                                                                   ========         ========        ========          ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 Current liabilities:
   Current maturities of long-term debt                            $ 25,000        $   -            ($23,500)         $  1,500

   Accounts payable, accrued expenses and
     other current liabilities                                       32,037             -               -               32,037
   Broadcast program rights fees payable                             13,786           (6,837)           -                6,949
                                                                   --------         --------        --------          --------
       Total current liabilities                                     70,823           (6,837)        (23,500)           40,486

 Broadcast program rights fees payable,
   less current portion                                               8,637           (5,701)           -                2,936
 Deferred income taxes                                               76,333             -            (47,155)           29,178
 Long-term debt, less current portion                               406,632             -           (196,500)          210,132
 Other liabilities                                                   14,615             -               -               14,615
                                                                   --------         --------        --------          --------
                                                                    577,040          (12,538)       (267,155)          297,347
 Shareholders' Equity:
   Common stock, including capital
     in excess of par value                                         138,588             -               -              138,588
   Retained earnings (accumulated
     deficit) from January 1, 1994                                   (1,752)            -             50,864            49,112
                                                                   --------         --------        --------          --------
       Total shareholders' equity                                   136,836             -             50,864           187,700
                                                                   --------         --------        --------          --------


                                                                   $713,876        ($ 12,538)      ($216,291)         $485,047
                                                                   ========         ========        ========          ========


See notes to unaudited pro forma financial statements.



                                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q

                             GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                   PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)
                                         Three Months Ended March 31, 1994
                                     (In Thousands, Except Per Share Amounts)

                                                                                Pro Forma Adjustments
                                                                                      (Note C)
                                                                              --------------------------
                                                            Historical        Operations     Divestiture       Pro Forma
                                                            Statements        Divested       Adjustments        Results
                                                            ----------        ----------     -----------       ---------
 Net revenues:
   Television broadcasting                                    $34,542          ($21,577)        $ -             $12,965
   Radio broadcasting                                          13,907              -              -              13,907
                                                              -------           -------         ------          -------
                                                               48,449           (21,577)          -              26,872
                                                              -------           -------         ------          -------
 Costs and expenses:
   Operating expenses                                          17,242            (8,096)          -               9,146
   Selling, general, and
     administrative                                            15,765            (5,219)          -              10,546
   Corporate general and
     administrative                                             1,158              -              -               1,158
                                                              -------           -------         ------          -------
                                                               34,165           (13,315)          -              20,850
                                                              -------           -------         ------          -------

 Operating income before depreciation
     and amortization                                          14,284            (8,262)          -               6,022

 Depreciation and amortization                                  7,091            (3,608)          -               3,483
                                                              -------           -------         ------          -------

 Operating income                                               7,193            (4,654)          -               2,539


 Other income (expense):
   Interest expense                                            (9,762)             -             4,100           (5,662)
   Investment income                                               56              -             1,200            1,256
   Miscellaneous, net                                            (439)              (23)          -                (462)
                                                              -------           -------         ------          -------
                                                              (10,145)              (23)         5,300           (4,868)
                                                              -------           -------         ------          -------

 Loss before income taxes                                      (2,952)           (4,677)         5,300           (2,329)


 Provision (benefit) for Federal
   income taxes                                                (1,200)             -               500             (700)
                                                              -------           -------         ------          -------

 NET LOSS                                                    ($ 1,752)         ($ 4,677)        $4,800         ($ 1,629)
                                                              =======           =======         ======          =======

 PER SHARE DATA (Primary and Fully
   Diluted):
   Net loss                                                    ($0.15)                                           ($0.14)
 Average common shares                                         11,397                                            11,397

See notes to unaudited pro forma financial statements.

                                             GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q

                                        GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                            PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)
                                                     Year Ended December 31, 1993
                                               (In Thousands, Except Per Share Amounts)

                                                                   Pro Forma
                                                                  Adjustments        Pro Forma Adjustments
                                                                  for Reorgan-              (Note C)
                                                Predecessor        ization &      ---------------------------
                                                Historical         Refinancing    Operations      Divestiture        Pro Forma
                                                Statements          (Note C)       Divested       Adjustments         Results
                                                ----------        ------------    ----------      -----------        ---------
 Net revenues:
   Television broadcasting                        $139,576           $  -           ($85,571)         $  -            $ 54,005
   Radio broadcasting                               65,592              -               -                -              65,592
                                                  --------           -------         -------          -------         --------
                                                   205,168              -            (85,571)            -             119,597
                                                  --------           -------         -------          -------         --------
 Costs and expenses:
   Operating expenses                               71,730              -            (32,682)            -              39,048
   Selling, general and
     administrative                                 61,925              -            (19,189)            -              42,736
   Corporate, general and
     administrative                                  3,411              -               -                -               3,411
                                                  --------           -------         -------          -------         --------
                                                   137,066              -            (51,871)            -              85,195
                                                  --------           -------         -------          -------         --------
 Operating income before
   depreciation and
     amortization                                   68,102              -            (33,700)            -              34,402
 Depreciation and
   amortization                                     28,119               451         (14,310)            -              14,260
                                                  --------           -------         -------          -------         --------

 Operating income                                   39,983              (451)        (19,390)            -              20,142

 Other income (expense):
   Interest expense                                (64,942)           28,590            -              15,000          (21,352)
   Minority interest                               (26,776)           26,776            -                -                -
   Investment income                                   305              -               -               3,900            4,205
   Miscellaneous, net                                 (494)             -                (57)            -                (551)
                                                  --------           -------         -------          -------         --------
                                                   (91,907)           55,366             (57)          18,900          (17,698)
                                                  --------           -------         -------          -------         --------
 Earnings (loss) before
   reorganization items
   and income taxes                                (51,924)           54,915         (19,447)          18,900            2,444
 Reorganization items                              (14,872)           14,872            -                -                -
                                                  --------           -------         -------          -------         --------
 Earnings (loss) before
  income taxes                                     (66,796)           69,787         (19,447)          18,900            2,444
 Provision (benefit) for
   Federal income taxes                               -                2,400            -                (900)           1,500
                                                  --------           -------         -------          -------         --------
 EARNINGS (LOSS) BEFORE
   EXTRAORDINARY ITEMS                           ($ 66,796)          $67,387        ($19,447)         $19,800         $    944
                                                  ========           =======         =======          =======         ========
 PER SHARE DATA (Primary and
   Fully Diluted):
   Earnings (loss) before
     extraordinary items                              *                                                                  $0.08
 Average common shares                                *                                                                 11,397

* Share data is not meaningful due to the effects of GACC's reorganization.

See notes to unaudited pro forma financial statements.

                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q



A. DESCRIPTION OF TRANSACTION On May 4, 1994, GACC's operating subsidiary, Great American Television and Radio Company, Incorporated entered into agreements for the sale of four of its network affiliated television stations to entities affiliated with New World Communications Group, Incorporated ("New World") for $350 million in cash and a warrant which would entitle GACC to purchase for five years, 5,000,000 common shares of New World at $15 per share. The four television stations to be sold are located in Phoenix, Birmingham, Kansas City and Greensboro/High Point. GACC intends to use the proceeds from the sale to reduce long-term debt and fund future acquisitions of broadcast stations. GACC estimates that it will record a net gain of approximately $50 million on the transactions which are expected to be consummated during the fourth quarter of 1994.

The terms of GACC's bank credit agreement currently require all excess proceeds from asset sales not reinvested in additional broadcast properties to be used to reduce the balance of the bank credit facility. Although management expects that GACC may be permitted by the banks to prepay a portion of the 9-3/4% Senior Subordinated Notes from the proceeds of the television station sales, the following pro forma adjustments are based upon retirement of bank debt. Upon completion of the transaction, GACC would also be required to retire the 9-1/2% Notes due 1999 secured by the assets of the Greensboro/High Point television station and a promissory note secured by the Phoenix station's building.

B. PRO FORMA ADJUSTMENTS TO BALANCE SHEET The pro forma adjustments for operations divested represent the assets sold to and liabilities assumed by the buyer. The pro forma divestiture adjustments to the March 31, 1994 balance sheet are as follows (in thousands):

           Gross proceeds                                                                  $360,000
           Proceeds received in warrants to purchase five
             million shares of New World common stock at $15
             per share                                                                      (10,000)
           Estimated cash income taxes related to the sale                                  (40,000)
           Estimated cash expenses related to the sale                                       (1,800)
                                                                                           --------
             Net proceeds                                                                  $308,200
                                                                                           ========

           Assumed use of proceeds:
             Retirement of debt                                                            $220,000
             Short-term investments                                                          88,200
                                                                                           --------
               Total assumed use of proceeds                                               $308,200
                                                                                           ========
           Gain on disposition, net of taxes of $32,400,
               assuming sale occurred March 31, 1994                                       $ 50,864
                                                                                           ========
           Reduction in intangibles (reorganization value in
             excess of amounts allocable to identifiable
             assets)  attributable to utilization of
             pre-reorganization net operating loss
             carryforwards                                                                 $ 39,555
                                                                                           ========
           Reduction in deferred income taxes related to
             difference between financial reporting and tax
             bases of assets sold                                                          $ 47,155
                                                                                           ========

                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q



C. PRO FORMA ADJUSTMENTS TO STATEMENTS OF OPERATIONS For purposes of presenting the pro forma effects of the sale of GACC's four television stations, the operations divested as shown in the pro forma statements of operations represent the results of those stations during the periods presented. Management anticipates that there will be additional reductions in corporate general and administrative expenses as a result of the transaction however, such reductions have yet to be quantified and, accordingly, are not reflected herein.

The reductions in interest expense reflect the effects of long-term debt assumed to be retired with the proceeds from the sale. Although management intends to use the net proceeds from the transaction to acquire additional broadcast stations, such acquisitions have not been identified. Until such time, GACC intends to invest the net proceeds of the transaction in short-term securities. Average interest rates earned on GACC's short-term investments for the three months ended March 31, 1994 and the year ended December 31, 1993 were 3.5% and 3.0%, respectively. Accordingly, a pro forma adjustment to investment income has been reflected in the pro forma statements of operations for the periods presented to show the effects of investment of the net proceeds in short-term securities. The gain on disposition and the related tax effects of the transaction have not been reflected in the pro forma statements of operations.

The pro forma divestiture adjustments to the statements of operations are as follows (in thousands):

                                                                 Three Months
                                                                    Ended                 Year Ended
                                                                March 31, 1994          December 31,1993
                                                                --------------          ----------------
 1.      Elimination of operations divested:
           Net revenues                                             ($21,577)                 ($85,571)
           Operating costs                                             8,096                    32,682
           Selling, general and administrative
             expenses                                                  5,219                    19,189
           Depreciation and amortization                               3,608                    14,310
           Miscellaneous, net                                            (23)                      (57)
 2.      Interest expense reduction based upon
           GACC's interest rates in effect for
           the periods presented after assumed
           debt reduction*                                             4,100                    15,000
 3.      Changes in investment income from
           temporary investment of net sales
           proceeds based upon short-term
           interest rates in effect for the
           periods presented, after assumed
           debt reduction                                              1,200                     3,900
 4.      Decrease (increase) in provision for
           Federal income taxes resulting from
           effects of sale transactions                                 (500)                      900
                                                                     -------                   -------

         PRO FORMA DECREASE IN NET LOSS                              $   123                   $   353
                                                                     =======                   =======


         *Assumes that, in addition to retirement of the 9-1/2% Notes due 1999 and the
         Phoenix promissory note, the balance of the bank credit facility is reduced by
         $200.5 million.  The weighted average effective Eurodollar interest rate for GACC's bank debt was 6.4% for each of the periods presented.


The pro forma statement of operations for 1993 includes adjustments to reflect the effects of GACC's reorganization and refinancing completed in December 1993 and February 1994, respectively, as if such transactions had occurred as of the beginning of 1993.

                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q




                                     ITEM 6

                        Exhibits and Reports on Form 8-K
                        --------------------------------

a) Exhibits: 10.1      Asset Purchase Agreement by and between Great
                       American Television  and Radio Company, Inc. and New
                       World Communiciations Group Incorporated dated as of
                       May 4, 1994.

             10.2      Form of Warrant granted to Great American
                       Television and Radio Company, Inc. from New
                       World Communications Group Incorporated dated as of May 4, 1994.

             11.1      Computation of Loss Per Common Share.

b) Reports on Form 8-K :


Date of Event          Event Reported
- -------------          --------------
February 18, 1994      Redemption of GACC's 14% Senior Extendable
                       Notes initially due June 30, 2001, prepayment of the 13% Senior Subordinated Notes due May
                       15, 2001 of its wholly-owned subsidiary, Great American Broadcasting Company, and issuance of GACC's $200 million principal amount of 9-3/4% Senior Subordinated Notes due February 15, 2004.

                   GREAT AMERICAN COMMUNICATIONS COMPANY 10-Q




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GREAT AMERICAN COMMUNICATIONS COMPANY




May 13, 1994                               BY: GREGORY C. THOMAS
                                               -------------------------
                                               Gregory C. Thomas
                                               Executive Vice President and
                                               Chief Financial Officer