Form 10-K/A
period 1993-12-31
GREAT AMERICAN COMMUNICATIONS CO
filed 1994-06-29
CIK 317833

SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

				 FORM 10-K/A

			       Amendment No. 2

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
   None.

   Securities registered pursuant to Section 12(g) of the Act:

   Title of Each Class                                           Quoted On
   -------------------                                           ---------
   Class A Common Stock, $.01 par value                          NASDAQ/NMS

   Other securities for which reports are submitted pursuant to
   Section 15(d) of the Act:   None.

	 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

	 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

	 Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by a court.   Yes /X/   No / /

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

					 Television Stations
							    Station Rank(A)
							    --------------   Commercial  Cable
	  Market and             TV     Station and Network         Adults  Stations In   Sub-
	National Market     Households  First Year  Affili-  Market  Aged      Market   scriber-
	   Rank (A)            In DMA     Owned      ation   Share   25-54    VHF  UHF    ship
	---------------     ----------  ----------- -------  ------ ------    ---  ---  --------
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

					     Radio Stations
								      Station Rank In
								      ---------------
	  Market and         Population  Station and                         Targeted  Stations
	National Market       in Metro   First Year    Power   Format Market Audience    In
	   Rank (A)           Area (A)     Owned      (Watts)   (B)    (C)     (D)      Market
	---------------      ----------  -----------   -----   ------ ------ --------  --------
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


						  Percentage           Of Those
						Participation of       Voting,
						   Each Class        Percentage
					       (Principal Amount)     in Favor
						----------------     ----------
       GACC:
	 14-3/8% Senior Subordinated Debentures       89.2%             99.8%
	 9% Senior Subordinated Notes                 85.6%             96.5%
	 11% Senior Debentures                        36.4%             95.2%
       GACC Holding Company:
	 20-1/2% Senior Notes
	   and 14-1/8% Senior Notes (combined)        98.6%             93.2%

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

						      Predecessor (a)             : Reorganized
										  :    GACC
					    1989     1990    1991    1992   1993  :    1993
					    ----     ----    ----    ----   ----
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

	 The following table (in millions) presents the effects of the reorganization and refinancing on projected minimum debt service and preferred stock dividend requirements for the next five years:


			    Debt Service and Preferred Stock
			     Dividend Requirements based on
				    Capital Structure                  Increase (Decrease)
			    --------------------------------             Attributable to
					 After                       ---------------------
			       Of       Reorgan-     After           Reorgan-
			   Predecessor   ization  Refinancing         ization  Refinancing
			   -----------  --------  -----------        --------- -----------
	  1994
	    Cash              $185.0     $ 51.7       $ 57.8          ($133.3)     $ 6.1
	    Non-Cash            20.1       13.4          2.3             (6.7)     (11.1)
			      ------     ------       ------           ------      -----
	      Total           $205.1     $ 65.1       $ 60.1          ($140.0)    ($ 5.0)
			      ======     ======       ======           ======      =====
	  1995
	    Cash              $162.4     $ 55.7       $ 61.5          ($106.7)     $ 5.8
	    Non-Cash            23.1       14.0          0.3             (9.1)     (13.7)
			      ------     ------       ------           ------      -----
	      Total           $185.5     $ 69.7       $ 61.8          ($115.8)    ($ 7.9)
			      ======     ======       ======           ======      =====
	  1996
	    Cash              $147.4     $ 55.5       $ 52.5          ($ 91.9)    ($ 3.0)
	    Non-Cash            22.7        7.1          0.3            (15.6)      (6.8)
			      ------     ------       ------           ------      -----
	      Total           $170.1     $ 62.6       $ 52.8          ($107.5)    ($ 9.8)
			      ======     ======       ======           ======      =====
	  1997
	    Cash              $ 91.7     $ 67.5       $ 56.9          ($ 24.2)    ($10.6)
	    Non-Cash            19.8        -            0.4            (19.8)       0.4
			      ------     ------       ------           ------      -----
	      Total           $111.5     $ 67.5       $ 57.3          ($ 44.0)    ($10.2)
			      ======     ======       ======           ======      =====
	  1998
	    Cash              $ 90.8     $175.5       $158.4           $ 84.7     ($17.1)
	    Non-Cash            22.7        -            0.4            (22.7)       0.4
			      ------     ------       ------           ------      -----
	      Total           $113.5     $175.5       $158.8           $ 62.0     ($16.7)
			      ======     ======       ======           ======      =====
	  Total for
	    Five Years        $785.7     $440.4       $390.8          ($345.3)    ($49.6)
			      ======     ======       ======           ======      =====

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

	 Net revenues and operating income are shown below (in thousands):

								   Predecessor
							----------------------------------
							  1991         1992         1993
							  ----         ----         ----
	    Net revenues
	    Television broadcasting:
	      Local                                    $ 62,130     $ 72,370       $ 73,085
	      National                                   51,101       62,059         60,027
	      Other                                       7,103        6,357          6,464
						       --------     --------       --------
		Total                                   120,334      140,786        139,576

	    Radio broadcasting:
	      Local                                      60,174       52,716         53,704
	      National                                   13,402       10,620         10,848
	      Other                                       1,958        1,083          1,040
						       --------     --------       --------
		Total                                    75,534       64,419         65,592

	    Television program ventures                   5,688        5,616           -
						       --------     --------      ---------
		Total net revenues                      201,556      210,821        205,168

	    Operating, selling, general
	      and administrative expenses              (136,629)    (142,861)      (133,655)

	    Corporate general and
	       administrative expenses                   (4,367)      (4,091)        (3,411)
						       --------     --------      ---------
		Operating income before
		  depreciation and amortization          60,560       63,869         68,102

	    Depreciation and amortization               (48,219)     (47,617)       (28,119)
						       --------     --------      ---------
	    Revaluation of intangible assets               -        (658,314)          -
						       --------     --------      ---------
		Operating income (loss)                $ 12,341    ($642,062)     $  39,983
						       ========     ========      =========

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

	 Included in "Miscellaneous, net" are the following items (in thousands):

                                                                        Predecessor
							      ------------------------------
								 1991       1992       1993
								 ----       ----       ----
	    Gains (losses) on sales of:
	      Investments:
		Black Entertainment Television                 $36,678     $  -       $  -
		Interest in "Entertainment Tonight"               -         9,633        -
		Other investments                                 (835)       -          -
	      Broadcast stations                                (5,000)    (5,000)       -
	      Real estate, property and equipment                  513       (230)       270
	    Pretax earnings from non-broadcasting
	      businesses                                           563        113        273
	    Other income (expenses), net                         1,214       (480)    (1,037)
							       -------     ------
							       $33,133     $4,036    ($  494)
							       =======     ======

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

   Discontinued Operations

	 Discontinued operations consisted of the following (in thousands):

								  Predecessor
							    ----------------------
							      1991          1992
							      ----          ----
	    Loss from operations of GACC's
	      entertainment businesses, net of tax           ($13,524)     $  -
							      =======      =======
	    Gain on sale, net of tax:
	      GACC's entertainment businesses
		 and operations                               $53,391      $ 8,297
	      Mid-Continent Casualty Company                     -           2,400
							      -------      -------
							      $53,391      $10,697
							      =======      =======

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





						   ERNST & YOUNG


   Cincinnati, Ohio
   March 4, 1994



			GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
					     BALANCE SHEET
					(Dollars in Thousands)
									:    Reorganized
							Predecessor     :       GACC
							December 31,    :    December 31,
							    1992        :       1993
							------------    :    ------------
                                                                        :
	 ASSETS                                                         :
      Current assets:                                                   :
	Cash and short-term investments                    $ 25,076     :       $  4,789
	Trade receivables, less allowance for doubtful                  :
	 accounts of $1,605 and $2,010                       46,659     :         48,294
	Broadcast program rights                             18,852     :         15,910
	Prepaid and other current assets                      1,942     :          3,355
							   --------     :       --------
	 Total current assets                                92,529     :         72,348
									:
      Broadcast program rights, less current portion         13,575     :         11,368
      Property and equipment, net                            66,336     :         60,660
      Contracts, broadcasting licenses and other                        :
	intangibles, net                                    539,634     :        574,878
      Deferred charges and other assets                       1,756     :            315
							   --------     :       --------
							   $713,830     :       $719,569
							   ========     :       ========
	 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                 :
      Current liabilities:                                              :
	 Current maturities of long-term debt              $634,777     :       $ 23,500
	 Accounts payable, accrued expenses and other                   :
	   current liabilities                               51,432     :         31,924
	 Broadcast program rights fees payable               17,954     :         15,439
							   --------     :       --------
	     Total current liabilities                      704,163     :         70,863
									:
      Broadcast program rights fees payable, less                       :
	current portion                                      10,901     :          8,468
      Long-term debt, net of current maturities                -        :        409,068
      Deferred income taxes                                  41,640     :         77,152
      Other liabilities                                      21,223     :         15,430
							   --------     :       --------
	     Total liabilities                              777,927     :        580,981
									:
      Minority interest - preferred stock of subsidiary     274,932     :           -
									:
      Shareholders' equity (deficit):                                   :
	Class A Common Stock, $.01 par value,                           :
	  500,000,000 shares authorized; 56,729,434 and                 :
	  10,153,672 shares outstanding                         567     :            101
	Class B Common Stock, $.01 par value, 0 and                     :
	  125,000,000 shares authorized; 0 and                          :
	  1,163,524 shares outstanding                         -        :             12
	Capital in excess of par value                      270,324     :        138,475
	Accumulated deficit from January 1, 1984           (609,920)    :           -
							   --------     :       --------
	     Total shareholders' equity (deficit)          (339,029)    :        138,588
							   --------     :       --------
							   $713,830     :       $719,569
							   ========     :       ========

      See notes to financial statements.

			GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
					STATEMENT OF OPERATIONS
					    (In Thousands)

								    Predecessor
								Year ended December 31,
							  ----------------------------------
							     1991         1992        1993
							     ----         ----        ----
      Net revenues:
	Television broadcasting                             $120,334    $140,786    $139,576
	Radio broadcasting                                    75,534      64,419      65,592
	Television program ventures                            5,688       5,616        -
							    --------    --------    --------
							     201,556     210,821     205,168
      Costs and expenses:
	Operating expenses                                    74,628      80,431      71,730
	Selling, general and administrative                   62,001      62,430      61,925
	Corporate, general and administrative
	  expenses                                             4,367       4,091       3,411
	Depreciation and amortization                         48,219      47,617      28,119
	Revaluation of intangible assets                        -        658,314        -
							    --------    --------    --------
							     189,215     852,883     165,185

      Operating income (loss)                                 12,341    (642,062)     39,983

      Other income (expense):
	Interest expense, (contractual interest
	 for 1993 was $69,806)                               (89,845)    (69,826)    (64,942)
	Minority interest                                    (28,822)    (30,478)    (26,776)
	Investment income                                      1,296         553         305
	Miscellaneous, net                                    33,133       4,036        (494)
							    --------    --------    --------
							     (84,238)    (95,715)   ( 91,907)
							    --------    --------    --------
      Loss from continuing operations before
	reorganization items and income tax benefit          (71,897)   (737,777)    (51,924)
      Reorganization items                                      -           -        (14,872)
							    --------    --------    --------
      Loss from continuing operations before income
	tax benefit                                          (71,897)   (737,777)    (66,796)
      Federal income tax benefit                             (39,109)   (124,541)       -
							    --------    --------    --------
      Loss from continuing operations                        (32,788)   (613,236)    (66,796)

      Discontinued operations:
	Loss, net of tax                                     (13,524)       -           -
	Gain on sale, net of tax                              53,391      10,697        -
							    --------    --------    --------
      Earnings (loss) before extraordinary items               7,079    (602,539)    (66,796)

      Extraordinary items, net of tax                         77,406       5,675     408,140
							    --------    --------    --------
      NET EARNINGS (LOSS)                                   $ 84,485   ($596,864)   $341,344
							    ========    ========    ========
      Net earnings (loss) per share                             *           *            *

      *  Per share amounts are not relevant due to the effects of the reorganization.

      See notes to financial statements.

			GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
			STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
					    (in Thousands)


					   Stated Value
					 ------------------    Capital                Total
					 Class A    Class B   In Excess   Accumu-  Shareholders'
					 Common     Common      of Par     lated       Equity
					  Stock      Stock      Value     Deficit    (Deficit)
					 -------    -------   ---------   -------  ------------
      PREDECESSOR:
      Balances, December 31, 1990          $351      $ -       $228,917  ($ 96,407)   $132,861

      Common Stock issued in
	exchange for debt                   216        -         41,402       -         41,618
      Other Common Stock issued             -          -              5       -              5
      Net earnings                          -          -            -       84,485      84,485
      Cash dividends                        -          -            -       (1,134)     (1,134)
					   ----      ----      --------   --------    --------
      Balances, December 31, 1991           567        -        270,324    (13,056)    257,835

      Net loss                              -          -            -     (596,864)   (596,864)
					   ----      ----      --------   --------    --------
      Balances, December 31, 1992           567        -        270,324   (609,920)   (339,029)

      Net earnings                          -          -            -      341,344     341,344
      Common Stock issued in the
	restructuring and application
	of fresh-start reporting           (466)       12      (132,199)   268,576     135,923

      REORGANIZED GACC:
      Stock bonus awarded                   -          -            350       -            350
					   ----      ----      --------   --------    --------
      Balances, December 31, 1993          $101      $ 12      $138,475   $   -       $138,588
					   ====      ====      ========   ========    ========

      See notes to financial statements.

			GREAT AMERICAN COMMUNICATIONS COMPANY AND SUBSIDIARIES
					STATEMENT OF CASH FLOWS
					    (In Thousands)
								      Predecessor
								 Year ended December 31,
							   -----------------------------------
							      1991         1992         1993
							      ----         ----         ----
       OPERATING ACTIVITIES:
	Net earnings (loss)                                   $84,485    ($596,864)   $341,344
	Adjustments:
	 Depreciation and amortization                         48,219       47,617      28,119
	 Revaluation of intangible assets                          -       658,314        -
	 Non-cash interest expense                             28,730       10,120       8,780
	 Other non-cash adjustments (primarily non-cash
	   dividends on the preferred stock of a former
	   subsidiary and reduction in original issue
	   discount)                                           21,341       29,075      26,941
	 Reorganization items                                    -            -         14,872
	 Realized gains on investing activities              (100,224)     (21,053)     (1,871)
	 Extraordinary gain on retirements and
	   refinancing of long-term debt                     (117,306)      (6,025)   (408,140)
	 Decrease (increase) in trade receivables                (955)       6,540      (1,635)
	 Increase (decrease) in accounts payable,
	   accrued expenses and other liabilities                 281       (3,469)      9,514
	 Increase (decrease) in deferred taxes                  2,241     (124,541)        -
	 Other                                                    408        6,421         507
							     --------     --------    --------
							      (32,780)       6,135      18,431
	INVESTING ACTIVITIES:
	  Purchases of:
	    Broadcast stations                                (28,496)     (11,500)       -
	    Real estate, property and equipment                (7,014)      (6,747)     (5,967)
	  Sales of:
	    Broadcast stations                                     -        52,000       1,600
	    Entertainment businesses and operations,
	      including investment in Spelling
	      Entertainment Inc.:
		Cash proceeds received                        363,500       25,000         -
		Cash expenses related to sale                    -         (18,316)     (6,021)
	    Investments                                        37,711       26,000         -
	    Other subsidiaries                                  3,844        2,400         -
	  Other                                                (1,201)        (939)     (1,131)
							     --------     --------    --------
							      368,344       67,898     (11,519)
       FINANCING ACTIVITIES:
	  Retirements and refinancing of long-term debt      (489,807)     (68,340)   (370,150)
	  Additional long-term borrowings                     173,000       10,000     355,339
	  Cash dividends paid                                  (1,134)        -           -
	  Repurchases of subsidiary's preferred stock          (9,898)         (32)       -
	  Financing costs                                        -            -        (13,549)
	  Proceeds from the sale of common stock                 -            -          1,161
							     --------     --------    --------
							     (327,839)     (58,372)    (27,199)
							     --------     --------    --------
       NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
	  INVESTMENTS                                           7,725       15,661     (20,287)

       Cash and short-term investments at beginning
	of period                                               1,690        9,415      25,076
							     --------     --------    --------
       Cash and short-term investments at end of period      $  9,415     $ 25,076    $  4,789
							     ========     ========    ========

       Effects of reorganization activities:
	 Cash items:
	   Operating activities:
	     Professional fees and other expenses
	       related to bankruptcy proceedings
	       and consummation of the reorganization        $   -        $   -      ($ 10,633)
	   Financing activities:
	     Long-term debt issued for cash                  $   -        $   -       $  6,339
	     Common stock issued for cash                        -            -          1,161
							     --------     --------    --------
							     $   -        $   -       $  7,500
							     ========     ========    ========
	 Non-cash items:
	   Operating activities:
	     Increase in long-term debt (primarily
	       reduction in original issue discount)         $   -        $   -       $ 25,967
	     Net adjustment of accounts to fair value            -            -        (15,961)
	     Decrease in liabilities subject to exchange         -            -        (40,435)
	     Increase in accrued liabilities (professional
	       fees and other expenses related to
	       consummation of reorganization)                   -            -          1,438
	     Decrease in long-term debt through the
	       issuance of common stock                          -            -       (221,541)
	     Elimination of minority interest (preferred
	       stock of subsidiary) through the issuance
	       of common stock                                   -            -       (274,932)
	     Common stock issued in reorganization               -            -        134,762
							     --------     --------    --------
							     $   -        $   -      ($390,690)
							     ========     ========    ========

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

	 CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES Contracts, broadcasting licenses and other intangibles represent the excess of the value of the broadcast station over the values of their net tangible assets, and is attributable to FCC licenses, network affiliation agreements and other contractual or market related factors. Reorganization value in excess of amounts allocable to identifiable assets represents the excess of the estimated fair value of GACC at the time of the reorganization over the estimated fair value allocated to its net identifiable assets. Intangible assets are being amortized on a straight-line basis over an average of 34 years. On an ongoing basis, GACC reviews the carrying value of its intangible assets. If this review indicates that intangible assets will not be recoverable, as determined based on undiscounted cash flows of GACC's broadcast stations over the remaining amortization period, GACC's carrying value of intangible assets are reduced by the amount of the estimated shortfall of cash flows.

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


	 The following unaudited table (in millions) illustrates the effects of the reorganization on projected cash debt service and preferred dividend requirements over the next five years:


				   Reorganized
		     Predecessor       GACC
		       Capital       Capital     Increase
		      Structure     Structure   (Decrease)
		     -----------   -----------   --------
	       1994     $185.0       $ 51.7      ($133.3)
	       1995      162.4         55.7       (106.7)
	       1996      147.4         55.5        (91.9)
	       1997       91.7         67.5        (24.2)
	       1998       90.8        175.5         84.7
			------       ------       ------
	       Total    $677.3       $405.9      ($271.4)
			======       ======       ======

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

	       Financing Costs                                $25,967
	       Adjustments to fair value                      (15,961)
	       Professional fees and other expenses
		 related to bankruptcy                          4,914
	       Interest Income                                    (48)
							      -------
							      $14,872
							      =======

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

	 The effects of the reorganization and fresh-start adjustments on GACC's Balance Sheet at December 31, 1993 are as follows (in thousands):


						      Pre-     Confirmation of Plan
							 Confirmation -------------------- Reorganized
						     Balance      Debt      Fresh-    Balance
						      Sheet     Discharge   Start      Sheet
						   ----------   ---------   ------   ---------
		 ASSETS
	     Current assets:
		Cash and short-term investments     $ 10,974    ($  6,185)  $   -      $  4,789
		Trade receivables, net                48,294         -          -        48,294
		Broadcast program rights              15,910         -          -        15,910
		Prepaid expenses and other current
		  assets                               3,355         -          -         3,355
						    --------     --------   --------   --------
		    Total current assets              78,533       (6,185)      -        72,348

	     Broadcast program rights, less
	       current portion                        11,368         -          -        11,368
	     Property and equipment, net              60,660         -          -        60,660
	     Contracts, broadcasting licenses and
	       other intangibles, net                524,062         -        50,816    574,878
	     Deferred charges and other assets           315         -          -           315
						    --------     --------   --------   --------
		    Total assets                    $674,938    ($  6,185)  $ 50,816   $719,569
						    ========     ========   ========   ========

		 LIABILITIES AND SHAREHOLDERS'
		   EQUITY (DEFICIT)
	     Current liabilities:
		Current maturities of long-term
		  debt                              $635,042    ($611,542)  $   -      $ 23,500
		Accounts payable, accrued expenses
		  and other current liabilities      111,467      (79,543)      -        31,924
		Broadcast program rights fees
		  payable                             15,439         -          -        15,439
						    --------     --------   --------   --------
		    Total current liabilities        761,948     (691,085)      -        70,863

	     Broadcast program rights fees
	       payable, less current portion           8,468         -          -         8,468
	     Deferred income taxes                    42,297         -        34,855     77,152
	     Long-term debt, less current
	       maturities                               -         409,068       -       409,068
	     Other long-term liabilities              15,423            7       -        15,430
						    --------     --------   --------   --------
		    Total liabilities                828,136     (282,010)    34,855    580,981

	     Minority interest - preferred stock
	       of subsidiary                         274,932     (274,932)      -          -

	     Shareholders' equity (deficit):
		Class A common stock                     567         (466)      -           101
		Class B common stock                    -              12       -            12
		Capital in excess of par value       270,324      136,727   (268,576)   138,475
		Accumulated deficit from
		  January 1, 1984                   (699,021)     414,484    284,537       -
						    --------     --------   --------   --------
		    Total shareholders'
		      equity (deficit)              (428,130)     550,757     15,961    138,588
						    --------     --------   --------   --------
		    Total liabilities and
		      shareholders'
		      equity (deficit)              $674,938    ($  6,185)  $ 50,816   $719,569
						    ========     ========   ========   ========

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

	 (d) The following table reconciles the adjustments to long-term debt (in thousands):

								       Current
								     Maturities    Other
								     ----------   -------
		 Pre-reorganization balances                          $635,042    $   -

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

		 14% Senior Extendable Notes purchased by AFC             -          6,339
								      --------    --------
		   Subtotal                                           (287,702)     72,500

		 Payment in-kind of accrued interest on 14% Senior
		   Extendable Notes                                       -          5,068

		 Adjustment to reflect the restructuring of
		   the 13% Senior Subordinated Notes due December
		   2000, the secured bank loan due March 1995 and
		   the bank term loan                                 (323,840)    331,500
								      --------    --------
		   Total adjustments                                  (611,542)    409,068
								      --------    --------
		 Long-term debt                                       $ 23,500    $409,068
								      ========    ========

	 (e) The elimination of minority interest represents the retirement of the preferred stock of a subsidiary in exchange for the issuance of Class A Common Stock.

	 (f)   The gain on debt discharge is summarized as follows
	       (in thousands):

		 Carrying value of debt securities subject to
		   exchange, including accrued interest              $318,447
		 Carrying value of preferred stock of subsidiary,
		   including accrued dividends                        309,608
		 Aggregate principal amount of 14% Senior
		   Extendable Notes issued in exchanges,
		   including accrued interest since June 30, 1993     (71,236)
		 Aggregate value of Common Stock
		   issued in exchanges                               (134,762)
		 Expenses attributable to consummation of the
		   reorganization                                      (7,573)
								     --------
		 Total gain on debt discharge                        $414,484
								     ========

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

   D. PROPERTY AND EQUIPMENT Property and equipment at December 31, consisted of the following (in thousands):

									    :  Reorganized
								Predecessor :      GACC
								   1992     :      1993
								----------- :  -----------
	                                                                    :

	       Land and land improvements                         $  9,827  :     $ 9,548
	       Buildings and improvements                           23,318  :      17,171
	       Operating and other equipment                        91,681  :      33,941
								  --------  :     -------
								   124,826  :      60,660
	       Accumulated depreciation                            (58,490) :        -
								  --------  :     -------
								  $ 66,336  :     $60,660
								  ========  :     =======

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

   E. CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES Contracts, broadcasting licenses and other intangibles at December 31, consisted of the following (in thousands):

									    :  Reorganized
								Predecessor :      GACC
								   1992     :      1993
								----------- :  -----------
	                                                                    :
	       Licenses, network affiliation agreements and                 :
		   other market related intangibles               $587,274  :    $497,726
	       Reorganization value in excess of amounts                    :
		   allocable to identifiable assets                   -     :      77,152
	       Other intangibles, principally goodwill              38,927  :        -
								  --------  :    --------
								   626,201  :     574,878
	       Accumulated amortization                            (86,567) :        -
								  --------  :    --------
								  $539,634  :    $574,878
								  ========  :    ========

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

   F. LONG-TERM DEBT Long-term debt at December 31, consisted of the following (in thousands):

										: Reorganized
								   Predecessor  :     GACC
								       1992     :     1993
								   -----------  : -----------
	                                                                        :
	    GACC:                                                               :
		14% Senior Extendable Notes due June 2001            $   -      : $ 77,568*
		14-3/8% Senior Subordinated Debentures due                      :
		  October 1999, less unamortized discount of                    :
		  $1,080 (imputed interest rate - 15%)                 40,544   :     -
		Subordinated line of credit with AFC                   42,500   :     -
		Other obligations, less unamortized discount                    :
		  of $242                                               3,880   :     -
								     --------   : --------
								       86,924   :   77,568
	    Subsidiaries:                                                       :
		Guaranteed by GACC:                                             :
		  GATR bank term loan payable                         217,400   :     -
		  GATR bank credit facility                              -      :  220,000
		  14-1/8% Senior Notes due October 1996, less                   :
		    unamortized discount of $769                                :
		    (imputed interest rate - 15%)                      32,186   :     -
		  20-1/2% Senior Notes due October 1995                 4,551   :     -
		Other:                                                          :
		  13% Senior Subordinated Notes of GABC                         :
		    due December 2000                                 121,500   :     -
		  13% Senior Subordinated Notes of GABC                         :
		    due May 2001                                         -      :  111,500*
		  9-1/2% Senior Secured Notes due December 2000                 :
		    less unamortized discount of $25,874                        :
		    (imputed interest rate - 12.7%)                   135,016   :     -
		  Secured bank loan due March 1995                     28,000   :     -
		  9-1/2% Notes due December 1999 (secured)               -      :   17,500
		  Other obligations, less unamortized discount                  :
		    of $50 and $0                                       9,200   :    6,000
								     --------   : --------
								      547,853   :  355,000
								     --------   : --------
								      634,777   :  432,568
	     Less current maturities                                 (634,777)  :  (23,500)
								     --------   : --------
								     $   -      : $409,068
								     ========   : ========

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

							 Class A        Class B
							---------      ---------
	   Predecessor:
	   Outstanding at January 1, 1991               35,169,367         -
	     Issued in Exchange for Debt                21,554,299         -
	     Other                                           5,768         -
							----------     ---------

	   Outstanding at January 1, 1992 & 1993        56,729,434         -

	     Reverse stock split (1-for-300)           (56,540,336)        -
	     Issued in restructuring for
	       exchanges of securities                   9,846,437     1,163,524
	     Issued for cash                                94,837         -

	   Reorganized GACC:
	   Stock bonus awarded                              23,300         -
							----------     ---------
	   Outstanding at December 31, 1993             10,153,672     1,163,524
							==========     =========

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

I. GAINS AND LOSSES ON SALES OF ASSETS Included in "Miscellaneous, net" are the following pretax gains (losses) on sales of assets (in thousands):

								   Predecessor
							 -------------------------------
							   1991        1992        1993
	    Gains (losses) on sales of:
	      Investments                                $35,843      $9,633       $ -
	      Broadcast stations                          (5,000)     (5,000)        -
	      Real estate, property and equipment            513        (230)       270

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

   K. INCOME TAXES Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of GACC's deferred tax assets and liability as of December 31, are as follows (in thousands):


									:   Reorganized
							   Predecessor  :      GACC
							       1992     :      1993
							   -----------  :   -----------
	                                                                :
	      Deferred tax assets:                                      :
		Net operating loss carryforwards             $41,048    :    $80,500
		Reserves, accrued expenses and other          15,305    :     17,168
							      56,353    :     97,668
		Valuation allowance for deferred tax                    :
		  assets                                     (15,397)   :    (75,005)
							     -------    :    -------
							      40,956    :     22,663
	      Deferred tax liability:                                   :
		Tax over book basis of depreciable assets     82,596    :     99,815
							     -------    :    -------
	      Net deferred tax liability                     $41,640    :    $77,152
							     =======    :    =======

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

	 The following is a reconciliation of Federal income taxes at the "statutory" rates of 34% in 1991 and 1992 and 35% in 1993 and as shown in the Statement of Operations (in thousands):

								  Predecessor
						      -----------------------------------
							 1991         1992          1993
							 ----         ----          ----
	     Loss from continuing operations
	       before income taxes                    ($ 71,897)   ($737,777)   ($ 66,796)
	     Earnings from discontinued
	       operations                                44,367       11,447         -
	     Extraordinary items                        117,306        6,025      408,140
						       --------     --------     --------
	       Adjusted earnings (loss) before
		income taxes                           $ 89,776    ($720,305)    $341,344
						       ========     ========     ========

	     Income taxes at the statutory rate        $ 30,524    ($244,904)    $119,470
	     Effect of:
	       Tax basis over book basis of
		subsidiaries sold                       (38,646)        -            -
	      Goodwill                                    3,118      107,300         (630)
	      Minority interest                           9,799       10,363        9,372
	      Certain reorganization items                  -            -       (127,606)
	      Other                                         496        3,800         (606)
						       --------     --------     --------
		Total tax provision (benefit)             5,291     (123,441)        -

	     Less taxes applied to:
	       Discontinued operations                   (4,500)        (750)        -
	       Extraordinary items                      (39,900)        (350)        -
						       --------     --------     --------
	     Federal income tax benefit as
	       shown in the Statement of Operations   ($ 39,109)   ($124,541)    $   -
						       ========     ========     ========

	 The Federal income tax benefit as applied to continuing operations consists of (in thousands):


								  Predecessor
						     ------------------------------------
							1991          1992         1993
							----          ----        ----
		 Current taxes                        $ 3,050      $  1,100     $   -
		 Deferred taxes (credits)             (30,657)     (110,723)        -
		 Benefits of operating loss
		    carryforwards                     (11,502)      (14,918)        -
						      -------      --------     --------
						     ($39,109)    ($124,541)    $   -
						      =======      ========     ========

	 GACC recognized Federal income tax expense of approximately $3 million and $1.1 million in 1991 and 1992, respectively, representing alternative minimum tax.

	 GACC paid Federal income taxes of $500,000 and $775,000 in cash during 1991 and 1992, respectively.

   L. DISCONTINUED OPERATIONS Discontinued operations consisted of the following (in thousands):

							     Predecessor
							--------------------
							  1991        1992
							  ----        ----
	     Revenues                                   $65,063     $  -
	     Loss from operations, net of tax
	       credits of $7,000                        (13,524)       -
	     Gain on sale, net of taxes of
	       $11,500 and $750                          53,391      10,697


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

   M. EXTRAORDINARY ITEMS Extraordinary items consisted of the following (in thousands):

							       Predecessor
						      -------------------------------
							1991       1992        1993
							----       ----        ----
	     Gain (loss) from retirement and
	       refinancing of long-term debt          $117,306    $6,025  ($  6,344)
	     Gain on debt discharge                       -         -       414,484
	     Provision for Federal income taxes        (39,900)     (350)      -
						      --------    ------   --------
						      $ 77,406    $5,675   $408,140
						      ========    ======   ========

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

							     Predecessor
					   ------------------------------------------------
					     1st      2nd       3rd      4th
					   Quarter  Quarter   Quarter  Quarter      Total
					   -------  -------   -------  -------      -----
	    1992
	    Net revenues                   $44,424  $56,742   $53,851  $ 55,804     $210,821
	    Operating income (loss)         (2,975)   6,843     3,976  (649,906)    (642,062)
	    Loss before
	      extraordinary items          (27,213) (14,498)  (10,806) (550,022)    (602,539)
	    Net loss                       (27,213) (14,498)   (8,967) (546,186)    (596,864)

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

	 Exhibits, Financial Statement Schedules and Reports on Form 8-K



   (a)  Documents filed as part of this Report:
	1.  Financial Statements are included in Part II, Item 8.

	2.  Financial Statement Schedules:

	    A. Selected Quarterly Financial Data is included in Note P to
	       GACC's Financial Statements.

	    B. Schedules filed herewith:

	       For 1991, 1992 and 1993:                                   Page
	       -----------------------                                    ----
	       III - Condensed Financial Information of Registrant        S-2

	       All other schedules for which provisions are made in the applicable regulation of Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

	3.  Exhibits - see Exhibit Index.

   (b)  Reports on Form 8-K filed during the fourth quarter of 1993:

	Date of Report     Event Reported
	----------------   --------------
	December 7, 1993   Confirmation of GACC's prepackaged plan of
			   reorganization by the U.S. Bankruptcy Court.

				 GREAT AMERICAN COMMUNICATIONS COMPANY
		     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
					    (In Thousands)

					CONDENSED BALANCE SHEET

							       December 31,
							  ----------------------
							     1992        1993
							     ----        ----
      ASSETS:
	Cash                                               $     64    $  3,469
	Investment in subsidiaries                             -        217,476
	Receivables from affiliates                         217,782        -
	Deferred income tax assets                             -          3,266
	Other assets                                            147           1
							   --------    --------
							   $217,993    $224,212
							   ========    ========
      LIABILITIES AND CAPITAL (DEFICIENCY):
	Accounts payable and accrued expenses              $  9,526    $  8,056
	Payables to affiliates                                  883        -
	Due to subsidiaries                                 451,779        -
	Long-term debt                                       94,834      77,568
	Capital (deficiency)                               (339,029)    138,588
							   --------    --------
							   $217,993    $224,212
							   ========    ========

				 GREAT AMERICAN COMMUNICATIONS COMPANY
		     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
					    (In Thousands)

				   CONDENSED STATEMENT OF OPERATIONS

							       Year ended December 31,
							   --------------------------------
							     1991        1992        1993
							     ----        ----        ----
      INCOME:
	Equity in undistributed earnings (losses) of
	  subsidiaries                                    ($ 96,379)  ($599,384)   $145,939
	Interest income from subsidiaries'
	  long-term debt                                     20,240        -            -
	Gain from redemption of subsidiaries'
	  long-term debt                                     21,654        -            -
	Other income                                             20         171          17
							   --------    --------    --------
							    (54,465)   (599,213)    145,956
							   --------    --------    --------
      COSTS AND EXPENSES:
	Interest expense                                     17,421      11,837       9,348
	Loss on bad debts - advances to subsidiary             -           -        213,054
	Other expenses                                        2,252       2,186       1,303
							   --------    --------    --------
							     19,673      14,023     223,705
							   --------    --------    --------
      Loss from continuing operations before
	reorganization items and income taxes               (74,138)   (613,236)    (77,749)

      Reorganization items                                     -           -         10,953
							   --------    --------    --------
      Loss from continuing operations before
	income taxes                                        (74,138)   (613,236)    (66,796)

      Provision for Federal income taxes                       -           -           -
							   --------    --------    --------
      Loss from continuing operations                       (74,138)   (613,236)    (66,796)

      Discontinued operations:
	Loss, net of income tax of $0                       (20,524)       -           -
	Gain on sale, net of income taxes of
	  $750 and $0                                        64,891      10,697        -
							   --------    --------    --------
      Loss before extraordinary items                       (29,771)   (602,539)    (66,796)

      Extraordinary items, net of tax                       114,256       5,675     408,140
							   --------    --------    --------
      NET EARNINGS (LOSS)                                  $ 84,485   ($596,864)   $341,344
							   ========    ========    ========

				 GREAT AMERICAN COMMUNICATIONS COMPANY
		     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
					    (In Thousands)

				   CONDENSED STATEMENT OF CASH FLOWS

							      Year ended December 31,
							  ----------------------------------
							    1991         1992         1993
							    ----         ----         ----
      OPERATING ACTIVITIES:
	Net earnings (loss)                                $ 84,485    ($596,864)   $341,344
	Adjustments:
	  Depreciation and amortization                          87            4        -
	  Non-cash minority interest expense                 28,822       28,846      26,776
	  Equity in undistributed net earnings
	     of subsidiaries                                 21,217      590,115    (158,298)
	  Loss on bad debts - advances to subsidiaries         -            -        213,055
	  Other non-cash adjustments                        (16,280)         424         168
	  Realized gains on investing activities            (21,654)     (11,447)       -
	  Extraordinary loss (gain) on retirements
	    and refinancing of long-term debt              (117,306)      (6,025)   (408,140)
	  Increase in payables to affiliates                  1,000         -           -
	  Increase (decrease) in accounts payable and
	    accrued expenses                                  9,238       (4,578)    (19,404)
	  Other                                              (1,164)          22          63
							   --------     --------    --------
							    (11,555)         497      (4,436)
							   --------     --------    --------
      INVESTING ACTIVITIES:
	Cash advanced from (to) subsidiaries               (111,659)       5,672       1,447
	Redemption of subsidiary's long-term debt           155,570         -            -
							   --------     --------    --------
							     43,911        5,672       1,447
							   --------     --------    --------
      FINANCING ACTIVITIES:
	Retirements and refinancings of
	  long-term debt                                    (76,662)     (16,105)         -
	Additional long-term borrowings                      45,000       10,000       6,339
	Cash dividends paid                                  (1,134)        -            -
	Proceeds from the issuance of common stock             -            -          1,161
	Financing costs                                        -            -         (1,106)
							   --------     --------    --------
							    (32,796)      (6,105)      6,394
							   --------     --------    --------
      NET INCREASE (DECREASE) IN CASH AND
	SHORT-TERM INVESTMENTS                                 (440)          64       3,405

      Cash at beginning of period                               440         -             64
							   --------     --------    --------
      Cash at end of period                                $   -        $     64    $  3,469
							   ========     ========    ========

      EFFECTS OF REORGANIZATION ACTIVITIES
      Cash items:
	Operating activities:
	  Professional fees and other expenses related
	    to bankruptcy proceedings                      $   -        $   -      ($  3,743)
	Financing activities:
	  Common stock issued for cash                     $   -        $   -       $  1,161
	  Long-term debt issued for cash                       -            -          6,339
							   --------     --------    --------
							   $   -        $   -       $  7,500
      Non-cash items:                                      ========     ========    ========
	Operating activities:
	  Decrease in long-term debt through the issuance
	    of common stock                                    -            -       (221,541)
	  Increase in long-term debt (primarily reduction
	    in original issue discount)                        -            -            370
	  Elimination of minority interest through the
	    issuance of common stock                           -            -       (274,932)
	  Common stock issued in reorganization                -            -        134,762
	  Decrease in accrued liabilities subject to
	    exchange                                           -            -        (51,712)
	  Net adjustment of accounts to fair value             -            -        (15,961)
	  Increase in accrued liabilities (professional
	    fees and other expenses related to bankruptcy
	    proceedings)                                       -            -          1,438
							   --------     --------    --------
							   $   -        $   -      ($427,576)
							   ========     ========    ========

			      SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Great American Communications Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


				       GREAT AMERICAN COMMUNICATIONS COMPANY

				       By: /s/ JOHN P. ZANOTTI
					   --------------------------------
					     Chief Executive Officer


   Signed: March 14, 1994



	 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	     Signature                        Capacity                             Date
	     ---------                        --------                             ----

      s/ JOHN P. ZANOTTI
      ----------------------------
      John P. Zanotti                        Director*                        March 24, 1994

      s/RANDOLPH L. BOOTH
      ----------------------------
      Randolph L. Booth                      Director*                        March 24, 1994

      s/THEODORE H. EMMERICH
      ----------------------------
      Theodore H. Emmerich                   Director*                        March 24, 1994

      s/S. CRAIG LINDNER
      ----------------------------
      S. Craig Lindner                       Director                         March 24, 1994

      s/CARL H. LINDNER
      ----------------------------
      Carl H. Lindner                        Director                         March 24, 1994

      s/JAMES E. EVANS
      ----------------------------
      James E. Evans                         Director                         March 24, 1994

      s/GREGORY C. THOMAS
      ----------------------------
      Gregory C. Thomas              Executive Vice President and
				       Chief Financial Officer
				       (Principal Accounting Officer)         March 24, 1994


      *  Member of the Audit Committee

			      GREAT AMERICAN COMMUNICATIONS COMPANY
					INDEX TO EXHIBITS

	 Number                      Exhibit Description
	 ------                      -------------------
	  2.1     Joint Prepackaged Plan of Reorganization of GACC and certain
		  subsidiaries under chapter 11 of the Bankruptcy Code, filed as
		  Exhibit 2.1 to GACC's Form 10-Q for the quarterly period ended
		  September 30, 1993.*

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



	 Number                      Exhibit Description
	 ------                      -------------------

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
