Form 10-K/A
period 1993-12-31
CITICASTERS INC
filed 1994-07-28
CIK 317833

SECURITIES AND EXCHANGE COMMISSION
                      			 Washington, D.C. 20549

                           				 FORM 10-K/A

        			                   Amendment No. 3

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

							                                                     Station Rank(A)
                                          							           --------------  Commercial  Cable
      	  Market and             TV     Station and Network         Adults  Stations In   Sub-
      	National Market     Households  First Year  Affili-  Market  Aged      Market   scriber-
     	    Rank (A)            In DMA     Owned      ation   Share   25-54    VHF  UHF    ship
      	---------------     ----------  ----------- -------  ------ ------    ---  ---  --------
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

                               					          Radio Stations
	     							                                                          Station Rank In
						                                                                 ---------------
         Market and          Population  Station and                          Targeted  Stations
      	National Market        in Metro    First Year    Power   Format Market Audience    In
       	   Rank (A)           Area (A)      Owned      (Watts)   (B)    (C)     (D)      Market
     	---------------        ----------  -----------   -------  ------ ------ --------  --------
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

   	  (A) Rankings for Metro Area, all persons aged 12 and over.  Source: "Market Survey
	         Schedule and Population Rankings" - Arbitron, Fall 1993.
     	(B) AOR - Album Oriented Rock; AC - Adult Contemporary; C - Country; CHR - Contemporary
	         Hit Radio; CR - Classic Rock.
     	(C) Rankings for Metro Area, 6am-midnight, Monday-Sunday.  All persons aged 12 and over.
	         Source: Arbitron Radio Market Report, Fall 1993.  "T" - tied.
     	(D) Rankings for Metro Area, 6am-midnight, Monday-Sunday.  Targeted Audience: FM -
	         Adults aged 18-34, AM - Adults aged 25-54.  Source: Arbitron Radio Market Report,
   	      Fall 1993.
      n/m Separate rating not meaningful.  These stations are operated in conjunction with the
	         related FM station.

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

 	 The following table sets forth, for the periods indicated, the high and low per share sales prices of the Class A Common Stock on the NASDAQ National Market System:

                                          							High    Low
                                                 ----    ---
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

                                          						      Predecessor (a)             : Reorganized
                                           -------------------------------------  :    GACC
                                   					    1989     1990    1991    1992   1993  :    1993
                                    				    ----     ----    ----    ----   ----  : -----------
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

	    Depreciation and amortization               (48,219)     (47,617)       (28,119)
	    Revaluation of intangible assets               -        (658,314)          -
                                   						       --------     --------      ---------
      		Operating income (loss)                 $ 12,341    ($642,062)     $  39,983
                                   						       ========     ========      =========

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

 	 Included in "Miscellaneous, net" are the following items (in thousands):

                                                                  Predecessor
                                           							      ------------------------------
                                                 								 1991       1992       1993
	 						                                                	 ----       ----       ----
	    Gains (losses) on sales of:
	      Investments:
	       	Black Entertainment Television                 $36,678     $  -       $  -
       		Interest in "Entertainment Tonight"               -         9,633        -
       		Other investments                                 (835)       -          -
	      Broadcast stations                                (5,000)    (5,000)       -
	      Real estate, property and equipment                  513       (230)       270
	    Pretax earnings from non-broadcasting
	      businesses                                           563        113        273
	    Other income (expenses), net                         1,214       (480)    (1,037)
                                          							       -------     ------     ------
                                          							       $33,133     $4,036    ($  494)
                                          							       =======     ======     ======

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

                           						ITEM 8

      			      Financial Statements and Supplementary Data

                                                                 										       Page
                                                                                  ----
      Report of Independent Auditors                                               F-1

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
                                           							     ========     ========    ========

 Effects of reorganization activities:
 	 Cash items:
	    Operating activities:
	      Professional fees and other expenses
	        related to bankruptcy proceedings
	        and consummation of the reorganization         $   -        $   -      ($ 10,633)
 	   Financing activities:
	      Long-term debt issued for cash                   $   -        $   -       $  6,339
	      Common stock issued for cash                         -            -          1,161
                                           			 				     --------     --------    --------
                                            							     $   -        $   -       $  7,500
                                            							     ========     ========    ========
 	 Non-cash items:
	    Operating activities:
	      Increase in long-term debt (primarily
	        reduction in original issue discount)          $   -        $   -       $ 25,967
 	     Net adjustment of accounts to fair value             -            -        (15,961)
	      Decrease in liabilities subject to exchange          -            -        (40,423)
	      Increase in accrued liabilities (professional
	        fees and other expenses related to
	        consummation of reorganization)                    -            -          1,438
	      Decrease in long-term debt through the
	        issuance of common stock                           -            -       (221,541)
	      Elimination of minority interest (preferred
	        stock of subsidiary) through the issuance
	        of common stock                                    -            -       (274,932)
	      Common stock issued in reorganization                -            -        134,762
                                            							     --------     --------    --------
                                            							     $   -        $   -      ($390,690)
                                            							     ========     ========    ========

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

	 The effects of the reorganization and fresh-start adjustments on GACC's Balance Sheet at December 31, 1993 are as follows (in thousands):


                                						     Pre-      Confirmation of Plan
                                						 Confirmation  --------------------   Reorganized
                                						    Balance      Debt       Fresh-      Balance
                                						     Sheet     Discharge     Start       Sheet
                                						  ----------   ---------    -------    ---------
   		 ASSETS
  Current assets:
  		Cash and short-term investments      $ 10,974    ($  6,185)  $   -      $  4,789
	  	Trade receivables, net                 48,294         -          -        48,294
		  Broadcast program rights               15,910         -          -        15,910
		  Prepaid expenses and other current
		    assets                                3,355         -          -         3,355
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

	 (d) The following table reconciles the adjustments to long-term debt (in thousands):

                                        								       Current
                                         								     Maturities     Other
								                                              ----------   --------
		 Pre-reorganization balances                          $635,042    $   -

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

   D. PROPERTY AND EQUIPMENT Property and equipment at December 31, consisted of the following (in thousands):

                                                        									    :  Reorganized
                                                 								Predecessor :      GACC
                                                 								   1992     :      1993
							                                                 	----------- :  -----------
                                                                     :
                                                        									    :
	       Land and land improvements                         $  9,827  :     $ 9,548
	       Buildings and improvements                           23,318  :      17,171
	       Operating and other equipment                        91,681  :      33,941
                                                 								  --------  :     -------
                                                 								   124,826  :      60,660
	       Accumulated depreciation                            (58,490) :        -
                                                 								  --------  :     -------
                                                 								  $ 66,336  :     $60,660
                                                 								  ========  :     =======

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

  I. GAINS AND LOSSES ON SALES OF ASSETS Included in "Miscellaneous, net" are the following pretax gains (losses) on sales of assets (in thousands):

                                                    								  Predecessor
                                           							-------------------------------
                                          							   1991        1992        1993
                                          							   ----        ----        ----
	    Gains (losses) on sales of:
	      Investments                                $35,843      $9,633       $ -
	      Broadcast stations                          (5,000)     (5,000)        -
	      Real estate, property and equipment            513        (230)       270

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

   K. INCOME TAXES Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of GACC's deferred tax assets and liability as of December 31, are as follows (in thousands):


                                                    									:   Reorganized
                                      							   Predecessor  :      GACC
                                      							       1992     :      1993
						                                      	   -----------  :   -----------
                                                             :
   Deferred tax assets:                                      :
   		Net operating loss carryforwards             $41,048    :    $80,500
   		Reserves, accrued expenses and other          15,305    :     17,168
                                                   ------    :     ------
                                      							      56,353    :     97,668
   		Valuation allowance for deferred tax                    :
		     assets                                     (15,397)   :    (75,005)
						                                            -------    :    -------
                                      							      40,956    :     22,663
   Deferred tax liability:                                   :
    	Tax over book basis of depreciable assets     82,596    :     99,815
				                                      			     -------    :    -------
   Net deferred tax liability                     $41,640    :    $77,152
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

                                            							     Predecessor
                          					   ----------------------------------------------------
                            					    1st       2nd       3rd       4th
                             				  Quarter   Quarter   Quarter   Quarter       Total
	                            				  -------   -------   -------   -------       -----
	    1992
	    Net revenues                  $44,424   $56,742   $53,851   $ 55,804     $210,821
	    Operating income (loss)        (2,975)    6,843     3,976   (649,906)    (642,062)
	    Loss before
	      extraordinary items         (27,213)  (14,498)  (10,806)  (550,022)    (602,539)
	    Net loss                      (27,213)  (14,498)   (8,967)  (546,186)    (596,864)

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

  	Financing activities:
	    Common stock issued for cash                   $   -        $   -       $  1,161
	    Long-term debt issued for cash                     -            -          6,339
                                         				 			   --------     --------    --------
                                          							   $   -        $   -       $  7,500
 Non-cash items:                                    ========     ========    ========
  	Operating activities:
	    Decrease in long-term debt through the
       issuance of common stock                     $   -        $   -      ($221,541)
  	  Increase in long-term debt (primarily
       reduction in original issue discount)                        -            -            370
  	  Elimination of minority interest through the
  	    issuance of common stock                         -            -       (274,932)
  	  Common stock issued in reorganization              -            -        134,762
  	  Decrease in accrued liabilities subject to
  	    exchange                                         -            -        (51,712)
	    Net adjustment of accounts to fair value           -            -        (15,961)
  	  Increase in accrued liabilities (professional
  	    fees and other expenses related to
       bankruptcy proceedings)                          -            -          1,438
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
