Form 10-Q
period 1994-06-30
CITICASTERS INC
filed 1994-08-08
CIK 317833

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1994

                           Commission File No. 1-8283


                                CITICASTERS INC.

                     Incorporated under the laws of Florida

                   IRS Employer Identification No. 59-2054850

                 One East Fourth Street, Cincinnati, Ohio 45202

                             Phone: (513) 562-8000

 Former name if changed since last report: Great American Communications Company

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

         As of August 1, 1994, there were 10,153,672 shares of Class A Common Stock and 1,163,524 shares of Class B Common Stock outstanding.


                             EXHIBIT INDEX Page 18

                                                      CITICASTERS INC. - 10-Q
                                                              PART I
                                                       FINANCIAL INFORMATION

                                                 CITICASTERS INC. AND SUBSIDIARIES
                                                           BALANCE SHEET
                                                      (Dollars in Thousands)


                                                                                           June 30,             December 31,
                                                                                            1994                    1993
                                                                                          ---------             ------------
   ASSETS
   ------
Current assets:
  Cash and short-term investments                                                           $ 11,189             $  4,789
  Trade receivables, less allowance for
    doubtful accounts of $2,041 and $2,010                                                    50,493               48,294
  Broadcast program rights                                                                    11,219               15,910

  Prepaid and other current assets                                                             5,952                3,355
                                                                                            --------             --------
      Total current assets                                                                    78,853               72,348

Broadcast program rights, less current portion                                                10,112               11,368
Property and equipment, net                                                                   57,614               60,660
Contracts, broadcasting licenses and other
  intangibles, less accumulated amortization
  of $8,307 and $0                                                                           569,613              574,878
Deferred charges and other assets                                                                214                  315
                                                                                            --------             --------

                                                                                            $716,406             $719,569
                                                                                            ========             ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Current maturities of long-term debt                                                      $ 26,500             $ 23,500
  Accounts payable, accrued expenses and
    other current liabilities                                                                 34,665               31,924
  Broadcast program rights fees payable                                                       10,456               15,439
                                                                                            --------             --------

      Total current liabilities                                                               71,621               70,863

Broadcast program rights fees payable,
  less current portion                                                                         8,069                8,468
Deferred income taxes                                                                         79,950               77,152
Long-term debt, less current maturities                                                      400,450              409,068
Other liabilities                                                                             14,319               15,430
                                                                                            --------             --------
      Total liabilities                                                                      574,409              580,981


Shareholders' equity:
  Class A Common Stock, $.01 par value; 500,000,000
    shares authorized; 10,153,672 shares outstanding                                             101                  101
  Class B Common Stock $.01 par value; 125,000,000
    shares authorized; 1,163,524 shares outstanding                                               12                   12
  Capital in excess of par value                                                             138,475              138,475
  Retained earnings from January 1, 1994                                                       3,409                 -
                                                                                            --------             --------
       Total shareholders' equity                                                            141,997              138,588
                                                                                            --------             --------
                                                                                            $716,406             $719,569
                                                                                            ========             ========

See notes to financial statements.

                                                      CITICASTERS INC. - 10-Q

                                                 CITICASTERS INC. AND SUBSIDIARIES
                                                      STATEMENT OF OPERATIONS
                                             (In Thousands, Except Per Share Amounts)

                                          Three months ended          Six months ended
                                               June 30,                   June 30,
                                        ----------------------    -----------------------
                                                   Predecessor                Predecessor
                                          1994        1993            1994      1993
                                          ----        ----            ----      ----
Net Revenues:
  Television broadcasting               $42,362 |    $37,449          $76,904 | $68,327
  Radio broadcasting                     18,061 |     18,441           31,968 |  31,138
                                        ------- |    -------          ------- | -------
                                         60,423 |     55,890          108,872 |  99,465
                                        ------- |    -------          ------- | -------
Costs and expenses:                             |                             |
  Operating expenses                     17,818 |     18,237           35,060 |  35,437
  Selling, general and                          |                             |
    administrative                       16,080 |     15,829           31,845 |  30,758
  Corporate general and                         |                             |
    administrative expenses               1,304 |      1,011            2,462 |   1,991
  Depreciation and amortization           6,900 |      7,111           13,991 |  14,199
                                        ------- |    -------          ------- | -------
                                         42,102 |     42,188           83,358 |  82,395
                                        ------- |    -------          ------- | -------
Operating income                         18,321 |     13,702           25,514 |  17,080
                                                |                             |
Other income (expense):                         |                             |
  Interest expednse                      (9,652)|    (17,932)         (19,414)| (33,419)
  Minority interest                      -      |     (7,901)            -    | (15,802)
  Investment income                         158 |        111              214 |     199
  Miscellaneous, net                        (66)|      1,915             (505)|   2,088
                                        ------- |    -------          ------- | -------
                                         (9,560)|    (23,807)         (19,705)| (46,934)
                                        ------- |    -------          ------- | -------
Earnings (loss) before income                   |                             |
  taxes                                   8,761 |    (10,105)           5,809 | (29,854)
Federal income tax provision              3,600 |       -               2,400 |  -
                                        ------- |    -------          ------- | -------
                                                |                             |
Earnings (loss) before                          |                             |
  extraordinary items                     5,161 |    (10,105)           3,409 | (29,854)
                                                |                             |
Extraordinary items, net of tax            -    |     (2,299)            -    |  (3,136)
                                        ------- |    -------          ------- | -------
                                                |                             |
NET EARNINGS (LOSS)                      $5,161 |   ($12,404)          $3,409 |($32,990)
                                        ======= |    =======          ======= | =======
                                                |                             |
PER SHARE DATA (Primary and                     |                             |
  Fully Diluted):                               |                             |
  Earnings before                               |                             |
    extraordinary items                    $.45 |       *                $.30 |    *
  Net earnings                              .45 |       *                 .30 |    *
Average common shares                    11,400 |       *              11,400 |    *




* Share amounts are not relevant due to the effects of the reorganization.

See notes to financial statements.

                                                      CITICASTERS INC. - 10-Q

                                                 CITICASTERS INC. AND SUBSIDIARIES
                                      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                          (in Thousands)




                                                           Stated Value
                                                        ------------------         Capital                       Total
                                                         Class A    Class B       In Excess        Accumu-     Shareholders'
                                                         Common     Common          of Par          lated         Equity
                                                         Stock      Stock           Value          Deficit       (Deficit)
                                                        --------   -------        ---------        --------    -------------
   PREDECESSOR:
   -----------
   Balances, December 31, 1992                         $567           $ -           $270,324       ($609,920)        ($339,029)
   Net loss                                              -              -               -            (32,990)          (32,990)
                                                       ----           ----          --------        --------          --------
   Balances June 30, 1993                             $567            $ -           $270,324       ($642,910)        ($372,019)
                                                      ====            ====          ========        ========          ========



   REORGANIZED COMPANY:
   --------------------
   Balances, December 31, 1993                         $101           $ 12          $138,475        $   -             $138,588
   Net earnings                                          -              -               -              3,409             3,409
                                                       ----           ----          --------        --------          --------
   Balances, June 30, 1994                             $101           $ 12          $138,475        $  3,409          $141,997
                                                       ====           ====          ========        ========          ========

  See notes to financial statements.

                                                      CITICASTERS INC. - 10-Q

                                                 CITICASTERS INC. AND SUBSIDIARIES
                                                      STATEMENT OF CASH FLOWS
                                                          (In Thousands)


                                                                                                        Six months ended
                                                                                                             June 30,
                                                                                                      ----------------------
                                                                                                                 Predecessor
                                                                                                        1994         1993
                                                                                                        ----         ----
OPERATING ACTIVITIES:
  Net earnings (loss)                                                                                $  3,409   |     ($32,990)
  Adjustments:                                                                                                  |
    Depreciation and amortization                                                                      13,991   |       14,199
                                                                                                                |
    Non-cash interest expense                                                                             101   |        5,100
    Other non-cash adjustments (primarily non-cash dividends                                                    |
      on the preferred stock of a former subsidiary)                                                     -      |       15,895
    Realized gains on investing activities                                                               (156)  |       (1,871)
    Extraordinary loss related to the restructuring                                                      -      |        3,136
    Increase in trade receivables                                                                      (2,199)  |       (1,840)
                                                                                                                |
    Decrease in broadcast program rights,                                                                       |
      net of fees payable                                                                                 565   |          326
    Increase in accounts payable, accrued expenses                                                              |
      and other liabilities                                                                             2,135   |        9,653
    Increase in deferred income taxes                                                                   2,798   |          -
                                                                                                                |
    Other                                                                                               1,981   |       (1,340)
                                                                                                     --------   |      -------
                                                                                                       22,625   |       10,268
                                                                                                     --------   |      -------
INVESTING ACTIVITIES:                                                                                           |
  Purchases of:                                                                                                 |
    Broadcast stations                                                                                (16,380)  |         -
    Real estate, property and equipment                                                                (3,275)  |       (3,124)
                                                                                                                |
  Sales of broadcast stations                                                                           9,500   |        1,600
  Other                                                                                                  (352)  |       (1,899)
                                                                                                     --------   |      -------
                                                                                                      (10,507)  |       (3,423)
                                                                                                     --------   |      -------
FINANCING ACTIVITIES:                                                                                           |
  Retirements and refinancing of long-term debt                                                      (201,068)  |      (14,837)
                                                                                                                |
  Additional long-term borrowings                                                                     195,350   |         -
                                                                                                     --------   |      -------
                                                                                                       (5,718)  |      (14,837)
                                                                                                     --------   |      -------
                                                                                                                |
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                              6,400   |       (7,992)
                                                                                                                |
Cash and short-term investments at beginning of period                                                  4,789   |       25,076
                                                                                                     --------   |      -------
                                                                                                                |
                                                                                                                |
Cash and short-term investments at end of period                                                     $ 11,189   |      $17,084
                                                                                                     ========   |      =======

See notes to financial statements.

                            CITICASTERS INC. - 10-Q

                         NOTES TO FINANCIAL STATEMENTS


A.       ACCOUNTING POLICIES
         -------------------
         BASIS OF PRESENTATION The accompanying financial statements for Citicasters Inc. (formerly Great American Communications Company) are unaudited, but Citicasters believes that all adjustments (consisting only of normal recurring accruals, unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles. Significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year's presentation.

         As a result of the Company's emergence from Bankruptcy and its adoption of fresh-start reporting as of December 31, 1993, Citicasters' statements of operations, changes in shareholders' equity (deficit) and cash flows for periods subsequent to December 31, 1993 are generally not comparable to prior periods and are separated by a line. For purposes of the financial statements, the term "Predecessor" refers to the Company prior to its reorganization.

         All acquisitions have been treated as purchases. The accounts and results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

         At August 1, 1994, American Financial Corporation, its Chairman, Carl
         H. Lindner, and one of AFC's affiliates (collectively "AFC") owned an aggregate of 4,846,525 shares (42.8%) of Citicasters' outstanding Class A and Class B Common Stock.

         BROADCAST PROGRAM RIGHTS The rights to broadcast non-network programs on Citicasters' television stations are stated at cost, less accumulated amortization. These costs are charged to operations on a straight-line basis over the contract period or on a per showing basis, whichever results in the greater aggregate amortization.

         PROPERTY AND EQUIPMENT Property and equipment are based on cost and depreciation is calculated primarily using the straight-line method. Depreciable lives are: land improvements, 8-20 years; buildings and improvements, 8-20 years; operating and other equipment, 3-20 years; and leasehold improvements, over the life of the lease.

         CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES Contracts, broadcasting licenses and other intangibles represent the excess of the value of the broadcast stations over the values of their net tangible assets, and is attributable to FCC licenses, network affiliation agreements and other contractual or market related factors. Reorganization value in excess of amounts allocable to identifiable assets represents the excess of the estimated fair value of the Company at the time of the reorganization over the estimated fair value allocated to its net identifiable assets. Intangible assets are being amortized on a straight-line basis over an average of 34 years. On an ongoing basis, Citicasters reviews the carrying value of its intangible assets. If this review indicates that intangible assets will not be recoverable, as determined based on undiscounted cash flows of the Company's broadcast stations over the remaining amortization period, Citicasters' carrying values of intangible assets are reduced by the amount of the estimated shortfall of cash flows.

         DEBT DISCOUNT AND EXPENSE Debt discount is being amortized over the life of the related debt obligations primarily by the interest method. Costs of issuance are capitalized and are amortized over the life of the related debt obligations primarily on the straight-line method.

                             CITICASTERS INC. 10-Q

         INCOME TAXES Citicasters files a consolidated Federal income tax return which includes all 80% or more owned subsidiaries. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

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

  B. ACQUISITIONS AND DISPOSITIONS During the second quarter of 1994, Citicasters acquired its second FM radio station in Sacramento for $16 million and sold its AM and FM radio stations in Milwaukee for $7 million. No gain or loss was recognized on the sale. The pending sales of Citicasters' FM radio stations in Denver and Detroit for $8 million ($2.5 million of which has been received) and $11.5 million, respectively, and the acquisition of Citicasters' second FM radio station in Cincinnati for $15 million are expected to be consummated during the second half of 1994. In the aggregate, these purchases and sales of radio stations will not have a material effect on Citicasters' results. The sale and pending sales of radio stations and the acquisition or pending acquisition of radio stations is not included in the pro forma financial statements because these transactions are not material individually and in the aggregate the adjustments offset each other.

         On May 4, 1994, Citicasters entered into agreements for the sale of four of its network affiliated television stations to entities affiliated with New World Communications Group, Incorporated ("New World") for $360 million. The sale price includes warrants valued at $10 million which would give Citicasters the right for five years to purchase five million common shares of New World at $15 per share.
         The four stations to be sold are located in Phoenix, Birmingham, Kansas City and Greensboro/High Point. Citicasters expects to use the proceeds to reduce long-term debt. Citicasters estimates that it will record a net gain of approximately $50 million on the transactions. The sale of the Phoenix, Kansas City and Greensboro/High Point television stations is anticipated to occur in September 1994; the sale of the Birmingham television station is expected to occur during the fourth quarter of 1994 and is currently pending FCC approval.

         Citicasters has reached an agreement in principle with its bank lenders and the holders of the 9-3/4% Senior Subordinated Notes (the "9-3/4%" Notes) under which Citicasters will retire the existing bank credit facility and redeem $75 million principal amount of the 9-3/4% Notes at a redemption price of $976.75 per $1,000 principal amount using the proceeds from the sale of the four television stations. Citicasters will also retire approximately $17 million of 9-1/2% Notes. Upon retirement of the bank credit facility, the agent banks have agreed to provide Citicasters with two revolving credit facilities: a $125 million facility to fund future acquisitions and a $25 million facility for general corporate purposes.

                             CITICASTERS INC. 10-Q

         PRO FORMA FINANCIAL INFORMATION (UNAUDITED) The following pro forma balance sheet as of June 30, 1994 gives effect to the proposed sale of Citicasters four television stations as if such sale had occurred on June 30, 1994. The following pro forma statements of operations for the six months ended June 30, 1994 and the year ended December 31, 1993 give effect to the proposed sale as if such sale had occurred as of the beginning of 1993. The gain on disposition is not reflected in the pro forma statements of operations.

         The pro forma information contained herein is based on the historical financial statements of Citicasters, adjusted to reflect the effects of the reorganization completed in December 1993, the refinancing completed in February 1994, the proposed television station sale transactions and the recent agreements in principle with its lenders regarding the use of proceeds from the television station sales. The pro forma financial statements presented in Citicasters' Form 10-Q report for the quarter ended March 31, 1994 did not reflect the recent agreements with the lenders.

                                                       CITICASTERS INC. 10-Q

                                             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                PRO FORMA BALANCE SHEET (UNAUDITED)
                                                           June 30, 1994
                                                          (In thousands)


                                                                  Pro Forma Adjustments
                                                                          (Note 1)
                                                                  -----------------------
                                                                  Historical        Operations      Divestiture       Pro Forma
                                                                  Statements         Divested       Adjustments        Results
                                                                  ----------        ----------      -----------       ---------
 ASSETS
 ------
 Current assets:
   Cash and short-term investments                                 $ 11,189          $   -            $ 4,950         $ 16,139
   Trade receivables, net                                            50,493              -                -             50,493
   Broadcast program rights                                          11,219            (5,091)            -              6,128
   Prepaid expenses and other
     current assets                                                   5,952              (850)            -              5,102
                                                                    -------          --------          -------        --------

       Total current assets                                          78,853            (5,941)          4,950           77,862

 Broadcast program rights,
   less current portion                                              10,112            (6,773)            -              3,339
 Property and equipment net                                          57,614           (33,990)            -             23,624
 Contracts, licenses and other
   intangibles, net                                                 569,613          (238,437)         (39,600)        291,576
 Deferred charges and other assets                                      214               (22)          10,000          10,192
                                                                   --------          --------         --------        --------
                                                                   $716,406         ($285,163)       ($ 24,650)       $406,593
                                                                   ========          ========        =========        ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

 Current liabilities:
   Current maturities of long-term debt                            $ 26,500          $   -           ($ 25,000)       $  1,500
   Accounts payable, accrued expenses and
     other current liabilities                                       34,665              -                -             34,665
   Broadcast program rights fees payable                             10,456            (4,581)            -              5,875
                                                                   --------          --------         --------        --------
       Total current liabilities                                     71,621            (4,581)         (25,000)         42,040

 Broadcast program rights fees payable,
   less current portion                                               8,069            (5,710)            -              2,359
 Deferred income taxes                                               79,950              -             (47,155)         32,795

 Long-term debt, less current portion                               400,450              -            (278,250)        122,200
 Other liabilities                                                   14,319              -                -             14,319
                                                                   --------          --------         --------        --------
                                                                    574,409           (10,291)        (350,405)        213,713
 Shareholders' Equity:
   Common stock, including capital
     in excess of par value                                         138,588              -                -            138,588
   Retained earnings from
     January 1, 1994                                                  3,409              -              50,883          54,292
                                                                   --------          --------         --------        --------
       Total shareholders' equity                                   141,997              -              50,883         192,880
                                                                   --------          --------         --------        --------


                                                                   $716,406         ($ 10,291)       ($299,522)       $406,593
                                                                   ========          ========         ========        ========


See notes to unaudited pro forma financial statements.

                                                       CITICASTERS INC. 10-Q

                                             NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                           PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)
                                                  Six Months Ended June 30, 1994
                                             (In thousands, except per share amounts)

                                                            Pro Forma Adjustments
                                                                    (Note 2)
                                                            -----------------------
                                                            Historical       Operations      Divestiture     Pro Forma
                                                            Statements        Divested       Adjustments       Results
                                                            ----------       ----------      -----------      ---------
 Net revenues:
   Television broadcasting                                   $ 76,904          ($48,546)       $  -             $28,358
   Radio broadcasting                                          31,968              -              -              31,968
                                                             --------           -------        -------          -------
                                                              108,872           (48,546)          -              60,326
                                                             --------           -------        -------          -------
 Costs and expenses:
   Operating expenses                                          35,060           (16,100)          -              18,960

   Selling, general, and
     administrative                                            31,845           (10,544)          -              21,301
   Corporate general and
     administrative                                             2,462              -              -               2,462
   Depreciation and amortization                               13,991            (7,092)          -               6,899
                                                             --------           -------        -------          -------
                                                               83,358           (33,736)          -              49,622
                                                             --------           -------        -------          -------

 Operating income                                              25,514           (14,810)          -              10,704

 Other income (expense):
   Interest expense                                           (19,414)             -            12,400           (7,014)

   Investment income                                              214              -              -                 214
   Miscellaneous, net                                            (505)              (29)          -                (534)
                                                              -------           -------        -------          -------
                                                              (19,705)              (29)        12,400           (7,334)
                                                              -------           -------        -------          -------

 Loss before income taxes                                       5,809           (14,839)        12,400            3,370

 Provision (benefit) for Federal
   income taxes                                                 2,400              -            (1,000)           1,400
                                                              -------           -------        -------          -------


 NET EARNINGS                                                 $ 3,409          ($14,839)       $13,400          $ 1,970
                                                              =======           =======        =======          =======

 PER SHARE DATA (Primary and Fully
   Diluted):
   Net earnings                                                 $0.30                                             $0.17
 Average common shares                                         11,400                                            11,400


See notes to unaudited pro forma financial statements.

                                                       CITICASTERS INC. 10-Q

                                             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                           PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)
                                                   Year Ended December 31, 1993
                                             (In thousands, except per share amounts)


                                                                  Pro Forma
                                                                  Adjustments        Pro Forma Adjustments
                                                                 for Reorgan-               (Note 2)
                                                Predecessor       ization &       ---------------------------
                                                Historical       Refinancing      Operations      Divestiture       Pro Forma
                                                Statements        (Note 2)         Divested       Adjustments         Results
                                                ----------      ------------      ----------      -----------        ---------
 Net revenues:
   Television broadcasting                        $139,576           $  -           ($85,571)         $  -            $ 54,005
   Radio broadcasting                               65,592              -               -                -              65,592
                                                  --------           -------         -------          -------         --------
                                                   205,168              -            (85,571)            -             119,597
                                                  --------           -------         -------          -------         --------
 Costs and expenses:
   Operating expenses                               71,730              -            (32,682)            -              39,048
   Selling, general and
     administrative                                 61,925              -            (19,189)            -              42,736

   Corporate, general and
     administrative                                  3,411              -               -                -               3,411
   Depreciation and
     amortization                                   28,119               451         (14,310)            -              14,260
                                                  --------           -------         -------          -------         --------
                                                   165,185               451         (66,181)            -              99,455
                                                  --------           -------         -------          -------         --------

 Operating income                                   39,983              (451)        (19,390)            -              20,142

 Other income (expense):
   Interest expense                                (64,942)           28,590            -              23,900          (12,452)

   Minority interest                               (26,776)           26,776            -                -                -
   Investment income                                   305              -               -                -                 305
   Miscellaneous, net                                 (494)             -                (57)            -                (551)
                                                  --------           -------         -------          -------         --------
                                                   (91,907)           55,366             (57)          23,900          (12,698)
                                                  --------           -------         -------          -------         --------
 Earnings (loss) before
   reorganization items
   and income taxes                                (51,924)           54,915         (19,447)          23,900            7,444

 Reorganization items                              (14,872)           14,872            -                -                -
                                                  --------           -------         -------          -------         --------


 Earnings (loss) before
  income taxes                                     (66,796)           69,787         (19,447)          23,900            7,444

 Provision for Federal
   income taxes                                       -                2,400            -                 800            3,200
                                                  --------           -------         -------          -------         --------

 EARNINGS (LOSS) BEFORE
   EXTRAORDINARY ITEMS                           ($ 66,796)          $67,387        ($19,447)         $23,100         $  4,244
                                                  ========           =======         =======          =======         ========

 PER SHARE DATA (Primary and
   Fully Diluted):
     Earnings before
       extraordinary items                            *                                                                  $0.37
 Average common shares                                *                                                                 11,400


* Share data is not meaningful due to the effects of the reorganization.

See notes to unaudited pro forma financial statements.

                             CITICASTERS INC. 10-Q

NOTES TO PRO FORMA FINANCIAL STATEMENTS
- ---------------------------------------

1. PRO FORMA ADJUSTMENTS TO BALANCE SHEET The pro forma adjustments for operations divested represent the assets sold to and liabilities assumed by the buyer. The pro forma divestiture adjustments to the June 30, 1994 balance sheet are as follows (in thousands):

           Gross proceeds:                                                                 $360,000
             Proceeds received in warrants to purchase five
                million shares of New World common stock at $15
                per share                                                                   (10,000)
             Estimated cash income taxes related to the sale                                (40,000)
             Estimated cash expenses related to the sale                                     (1,800)
                                                                                           --------
               Net proceeds                                                                $308,200
                                                                                           ========

           Assumed use of proceeds:

             Retirement of debt                                                            $303,250
             Cash and short-term investments                                                  4,950
                                                                                           --------
               Total assumed use of proceeds                                               $308,200
                                                                                           ========

           Gain on disposition, net of taxes of $32,445,
             assuming sale occurred June 30, 1994                                          $ 50,883
                                                                                           ========

           Reduction in intangibles (reorganization value in
             excess of amounts allocable to identifiable
             assets)  attributable to utilization of
             pre-reorganization net operating loss
             carryforwards                                                                 $ 39,600
                                                                                           ========


           Reduction in deferred income taxes related to
             difference between financial reporting and tax
             bases of assets sold                                                          $ 47,155
                                                                                           ========



2. PRO FORMA ADJUSTMENTS TO STATEMENTS OF OPERATIONS For purposes of presenting the pro forma effects of the sale of Citicasters' four television stations, the operations divested as shown in the pro forma statements of operations represent the results of those stations during the periods presented. Management anticipates that there may be additional reductions in corporate general and administrative expenses as a result of the transaction however, such reductions are not factually quantifiable or assured and, accordingly, are not reflected herein.

         The reduction in interest expense reflects the effects of the long-term debt assumed to be retired with the proceeds from the sale and a mortgage note of $2 million that was retired in early July 1994, which related to one of the television stations. Citicasters' only remaining debt will be $125 million principal amount of 9-3/4% Notes. The pro forma interest expense represents the cash interest on these notes and the amortization of original issue discount related thereto. Although management intends to actively seek out radio station acquisitions, no agreements with respect to any such acquisitions have been entered into at this time. Accordingly, the use of the $125 million acquisition credit facility has not been reflected in the pro forma adjustments.

                             CITICASTERS INC. 10-Q

         Certain tax and other sale related expenses are expected to be paid on certain dates within one year subsequent to the consummation of the sale transactions. In addition, Citicasters will retain the net working capital of the stations to be sold which totaled approximately $16 million as of June 30, 1994. Assuming the proceeds reserved for future payments related to the sale and the stations' net working capital were invested in short-term securities as of the beginning of 1993, pro forma investment income would be increased by $100,000 and $900,000 for the six months ended June 30, 1994 and year ended December 31, 1993, respectively. Average interest rates earned on Citicasters' short-term investments for the six months ended June 30, 1994 and the year ended December 31, 1993 were 3.5% and 3.0%, respectively. Such adjustments have not been reflected in the accompanying pro forma statements of operations.

         The pro forma divestiture adjustments to the statements of operations, as they relate to the proposed sale transactions, are as follows (in thousands):

                                                                 Six Months
                                                                   Ended                     Year Ended
                                                               June 30, 1994              December 31, 1993
                                                               -------------              -----------------
 a.      Elimination of operations divested:
           Net revenues                                             ($48,546)                 ($85,571)
           Operating costs                                            16,100                    32,682
           Selling, general and administrative
             expenses                                                 10,544                    19,189
           Depreciation and amortization                               7,092                    14,310
           Miscellaneous, net                                            (29)                      (57)
 b.      Interest expense reduction based upon
           Citicasters' interest rates in effect
           for the periods presented after
           assumed debt reduction                                     12,400                    23,900
 c.      Decrease (increase) in provision for
           Federal income taxes resulting from
           effects of sale transactions                                1,000                      (800)
                                                                     -------                   -------

         PRO FORMA DECREASE IN NET
           EARNINGS (LOSS)                                          ($ 1,439)                  $ 3,653
                                                                     =======                   =======


         The pro forma statement of operations for 1993 includes adjustments to reflect the effects of the reorganization and refinancing completed in December 1993 and February 1994, respectively, as if such transactions had occurred as of the beginning of 1993.

                             CITICASTERS INC. 10-Q

  C. LONG-TERM DEBT Long-term debt consisted of the following (in thousands):

                                                                                                    June 30,        December 31,
                                                                                                      1994             1993
                                                                                                   -----------      ------------
                GACC:
                  9-3/4% Senior Subordinated Notes
                    due February 2004, less unamortized
                    discount of $4,549 (imputed interest rate 10.13%)                                 $195,451           $   -
                 14% Senior Extendable Notes due June 2001                                                -                77,568

                Subsidiaries:

                  Guaranteed by GACC:
                     Bank credit facility                                                              210,500            220,000
                  Other:
                     13% Senior Subordinated Notes of Great American
                       Broadcasting Company due May 2001                                                  -               111,500
                     9-1/2% Notes due December 1999 (secured)                                           17,500             17,500
                     Other obligations                                                                   3,500              6,000
                                                                                                      --------           --------
                                                                                                       231,500            355,000
                                                                                                      --------           --------
                Total long-term debt                                                                   426,951            432,568

                Less current maturities                                                                (26,500)           (23,500)
                                                                                                      --------           --------
                                                                                                      $400,451           $409,068
                                                                                                      ========           ========



         On February 18, 1994, Citicasters refinanced the 14% Senior Extendable Notes initially due 2001 and Great American Broadcasting Company's 13% Senior Subordinated Notes due 2001 through the issuance of $200 million principal amount of 9-3/4% Notes due 2004. No gain or loss was recognized by Citicasters on the transaction.

         At June 30, 1994, the sinking-fund payments on long term debt of Citicasters' subsidiaries for the remainder of 1994 and the next five years are as follows: remainder of 1994 - $11.5 million; 1995 - $27.5 million; 1996 - $20 million; 1997 - $26 million; 1998 - $129 million; and 1999 - $17.5 million. The sinking fund payments due in 1998 include a $114 million payment in December 1998 for the final maturity of the bank credit facility, exclusive of any payments under a cash sweep feature. The cash sweep feature of the bank credit facility contains a provision whereby, in addition to mandatory scheduled principal payments Citicasters' cash on hand at the end of any fiscal year in excess of $7.5 million must be used to prepay the bank credit facility in March of the following fiscal year.

D. SHAREHOLDERS' EQUITY Citicasters is authorized to issue 500 million shares of Class A Common Stock, $.01 par value, 125 million shares of Class B Common Stock, $0.1 par value and 9.5 million shares of Serial Preferred Stock, $.01 par value. Class A Common shares are entitled to one vote for each share held of record; Class B shares are entitled to one vote for every five shares held of record. Class A and Class B Common shares will vote together as a single class on all matters requiring shareholders approval. The Class A and Class B shares are entitled to the same treatment per share in the event of any dividend, distribution, split-up or recapitalization. Class B shares are convertible (on a one-for-one basis) into Class A shares if such conversion does not violate the Communications Act of 1934, as amended, or the rules, regulations or policies of the FCC promulgated thereunder. The preferred stock may have such preferences and other rights and limitations as the Board of Directors may designate with respect to each series.

E. EXTRAORDINARY ITEMS Extraordinary items for the first half of 1993 consisted of expenses incurred in connection with the restructuring.

                             CITICASTERS INC.  10-Q

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

GENERAL

The following is a discussion of certain factors affecting Citicasters' results of operations for the three and six month periods ended June 30, 1994 and its liquidity and capital resources. This discussion should be read in conjunction with Citicasters' Financial Statements beginning on page 2. For purposes of the following discussion, the term "Predecessor" refers to the Company prior to its emergence from Chapter 11 bankruptcy.

As a result of the Company's emergence from Bankruptcy and its adoption of fresh-start reporting as of December 31, 1993, Citicasters' results of operations for periods ending after December 31, 1993 will not be comparable to prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Citicasters is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary, Citicasters Co. (formerly Great American Television and Radio Company, Inc.), to meet its expenditures for administrative expenses and debt service obligations. Restrictions in its subsidiary's debt agreements limit the amount of distributions its subsidiary may make to Citicasters. All such distributions would be prohibited if Citicasters or its subsidiaries were not in compliance with the agreements. At December 31, 1993 and June 30 and August 1,1994, Citicasters and its subsidiaries were in compliance with such agreements and sufficient funds were available to meet Citicasters' administrative and debt service expenditures.

The debt instruments of Citicasters and its subsidiaries also limit the amount of additional debt that can be incurred. Under the most restrictive of these covenants the additional debt capacity of Citicasters and its subsidiaries was $10 million at June 30, 1994.

Operating cash flow is expected to be sufficient to meet expenditures for operations (including capital expenditures), administrative expenses and debt service. Although its subsidiary's bank credit facility requires a final maturity principal payment of $114 million in December 1998, (exclusive of any excess cash sweeps prior to that date), Citicasters has reached an agreement in principle with its bank lenders and holders of the 9-3/4% Notes and plans to retire the bank credit facility and redeem $75 million principal amount of 9-3/4% Notes through the use of proceeds from the sale of four of its television stations. On May 4, 1994, Citicasters entered into agreements for the sale of four of its network affiliated television stations to entities affiliated with New World Communications Group Incorporated ("New World") for $350 million in cash and warrants to purchase for five years 5,000,000 common shares of New World at $15 per share. The television stations to be sold are located in Phoenix, Birmingham, Kansas City and Greensboro/High Point.

The expansion of the radio group while achieving and maintaining manageable debt levels is Citicasters' top priority and would be made possible by the sale to New World. Citicasters has negotiated two new revolving lines of credit with a syndicate of banks: (1) a new $125 million facility to fund future acquisitions of radio stations and (2) a $25 million facility for general corporate purposes. Citicasters expects to pursue the acquisition of additional stations in its present markets and stations in markets where it does not currently own stations. Prior to the sale of the television stations, Citicasters entered into agreements to purchase additional stations in Sacramento and Cincinnati. The acquisition of these two stations has or will be funded, in part, by the sale of radio stations in Milwaukee, Detroit and Denver.

                             CITICASTERS INC. 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         ------------------------------------------------------------

RESULTS OF OPERATIONS

The financial results of Citicasters' business are seasonal. Broadcast revenues are generally higher in the second and fourth calendar quarters than in the first and third quarters.

The amount of broadcast advertising time available for sale by Citicasters' stations is relatively fixed, and by its nature cannot be stockpiled for later sale. Therefore, the primary variables affecting revenue levels are the demand for advertising time, the viewing or listening audience of the station and the entry of new stations in the marketplace. The major variable costs of operation are programming (entertainment, news and sports), sales costs related to revenues and promotional costs. The success of the programming determines the audience levels and therefore affects revenue.

Citicasters' management believes that operating income before depreciation and amortization is helpful in understanding cash flow generated from its broadcasting operations that is available for debt service, capital expenditures and taxes, and in comparing operating performance of Citicasters' broadcast stations to other broadcast stations. Operating income before depreciation and amortization should not be considered an alternative to net income as an indicator of Citicasters' overall performance.

Net revenues and operating income are shown below (in thousands):

                                                                Three months ended              Six months ended
                                                                     June 30,                       June 30,
                                                             ----------------------        ------------------------
                                                                        Predecessor                     Predecessor
                                                                1994         1993             1994          1993
                                                                ----         ----             ----          ----
Net revenues:
Television broadcasting:
  Local                                                       $21,501   | $19,225           $40,665     | $35,736
  National                                                     18,894   |  16,626            32,512     |  29,343
  Other                                                         1,967   |   1,598             3,727     |   3,248
                                                              -------     -------           -------       -------
    Total                                                      42,362   |  37,449            76,904     |  68,327
                                                              -------     -------           -------       -------

Radio broadcasting:
  Local                                                        15,110   |  15,129            26,720     |  25,593
  National                                                      2,798   |   3,054             4,956     |   4,932
  Other                                                           153   |     258               292     |     613
                                                              -------     -------           -------       -------
    Total                                                      18,061   |  18,441            31,948     |  31,138
                                                              -------     -------           -------       -------

  TOTAL NET REVENUES                                           60,423   |  55,890           108,872     |  99,465

Operating, selling, general
  and administrative expenses                                 (33,898)  | (34,066)          (66,905)    | (66,195)
Corporate general and
  administrative expenses                                      (1,304)  |  (1,011)           (2,462)    |  (1,991)
                                                              -------     -------           -------       -------

  OPERATING INCOME BEFORE
    DEPRECIATION AND
    AMORTIZATION                                               25,221   |  20,813            39,505     |  31,279

Depreciation and amortization                                  (6,900)  |  (7,111)          (13,991)    | (14,199)
                                                              -------     -------           -------       -------

  OPERATING INCOME                                            $18,321   | $13,702           $25,514     | $17,080
                                                              =======     =======           =======       =======


                             CITICASTERS, INC. 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
         ------------------------------------------------------------



THREE AND SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO JUNE 30, 1993

Television revenues increased 13% during both the first quarter and first half of 1994 compared to the same periods a year ago. Radio revenues decreased marginally during the second quarter, however, year-to-date radio revenues increased 3% compared to the first half last year. Radio revenues for the second quarter of 1994 included revenues from 10 FM stations; radio revenues
for the second quarter of 1993 included revenues from 11 FM stations.   The
scheduled sales and acquisitions of radio stations are not expected to have a material effect on Citicasters' results for the year ended December 31, 1994. The revenue increases were due to several factors including: the expanding economy's effect on advertising expenditures; improved ratings at several stations; and sales efforts.

Costs and expenses did not increase during the three months ended June 30, 1994 compared to the same period a year ago as a result of cost controls and the decrease in the number of FM radio stations. Cost and expenses increased 2% during the six month period compared to last year due largely to increased selling and promotion expenses in the first quarter.

Operating income increased 34% and 49% for the three and six months, respectively, compared to last year due to the combination of revenue increases and expense controls.

OUTLOOK - THIRD QUARTER 1994

The demand for advertising time on both television and radio continues to outpace last year's levels. Comparisons with the results from last year's third quarter are likely to be affected, however, by the anticipated sale in September 1994 of three of the television stations.

OTHER INCOME (EXPENSE) INFORMATION
- ----------------------------------
Interest expense decreased 46% and 42% during the three and six months ended June 30, 1994, respectively, compared to the same periods a year ago due primarily to reduced debt levels resulting from the reorganization in December 1993.

INCOME TAXES
- ------------
Citicasters has substantial net operating loss carryforwards, a substantial portion of which are presently unavailable to offset future taxable income. Citicasters' ability to utilize such operating loss carryforwards has been substantially restricted based upon tax rules governing availability of net operating loss carryforwards following certain changes in ownership. Citicasters anticipates, however, that it will be able to substantially offset taxable gains generated by the sale of its four television stations with its remaining net operating loss carry forwards. Subsequent to the sale, Citicasters would no longer have net operating loss carryforwards to offset future taxable income.

                            CITICASTERS INC. 10-Q

                                   PART II

                              OTHER INFORMATION


                                    ITEM 1

                              Legal Proceedings
                              -----------------
The Securities and Exchange Commission has been conducting a formal investigation regarding the issuance by the Company in 1989 of approximately
3.6 million shares of Common Stock in exchange for outstanding public debt of the Company. The Staff of the SEC has indicated that it is considering recommending enforcement action against the Company alleging that the issuances of the Common Stock in those exchange transactions were in violation of the registration provisions of the Securities Act of 1933. The Company believes that the issuance of Common Stock was exempt from those registration requirements and is engaged in discussions with the Staff concerning this matter.


                                     ITEM 4

              Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
On May 12, 1994, shareholders representing 52.2% of the Company's outstanding Class A Common Stock and 100% of the Company's outstanding Class B Common Stock took an action in writing to amend the Company's Articles of Incorporation to change the name of the Company to Citicasters Inc.



                                     ITEM 6

                        Exhibits and Reports on Form 8-K
                        --------------------------------

a) Exhibits:  11.1        Computation of Earnings Per Common Share

b) Reports on Form 8-K: None

                             CITICASTERS, INC. 10-Q




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CITICASTERS INC.




August 8, 1994                          BY: GREGORY C. THOMAS
                                            ------------------------------
                                            Gregory C. Thomas
                                            Executive Vice President and
                                              Chief Financial Officer