Form 10-Q
period 1994-09-30
CITICASTERS INC
filed 1994-11-14
CIK 317833

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1994

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

         As of November 1, 1994, there were 9,699,881 shares of Common Stock outstanding.


                             EXHIBIT INDEX Page 13

                                                      CITICASTERS INC. - 10-Q
                                                              PART I
                                                       FINANCIAL INFORMATION

                                                 CITICASTERS INC. AND SUBSIDIARIES
                                                           BALANCE SHEET
                                                      (Dollars in Thousands)


                                                                                        September 30,    December 31,
                                                                                             1994            1993
                                                                                        -------------    ------------
   ASSETS
   ------
Current assets:
  Cash and short-term investments                                                           $ 46,679             $  4,789
  Trade receivables, less allowance for
    doubtful accounts of $1,969 and $2,010                                                    46,468               48,294
  Broadcast program rights                                                                    10,430               15,910
  Prepaid and other current assets                                                             2,336                3,355
                                                                                            --------             --------
      Total current assets                                                                   105,913               72,348

Broadcast program rights, less current portion                                                 1,720               11,368
Property and equipment, net                                                                   30,297               60,660
Contracts, broadcasting licenses and other
  intangibles, less accumulated amortization
  of $8,545 and $0                                                                           349,487              574,878
Deferred charges and other assets                                                             10,326                  315
                                                                                            --------             --------
                                                                                            $497,743             $719,569
                                                                                            ========             ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Current maturities of long-term debt                                                      $   -                $ 23,500
  Accounts payable, accrued expenses and
    other current liabilities                                                                 46,868               31,924
  Broadcast program rights fees payable                                                        9,772               15,439
                                                                                            --------             --------
      Total current liabilities                                                               56,640               70,863

Broadcast program rights fees payable,
  less current portion                                                                         1,000                8,468
Deferred income taxes                                                                         42,964               77,152
Long-term debt, less current maturities                                                      195,501              409,068
Other liabilities                                                                             31,326               15,430
                                                                                            --------             --------
      Total liabilities                                                                      327,431              580,981

Shareholders' equity:
  Common Stock, $.01 par value, including additional
    paid-in capital; 500,000,000 shares authorized;
    10,553,696 and 11,317,196 shares outstanding                                             122,052              138,588
  Retained earnings from January 1, 1994                                                      48,260                 -
                                                                                            --------             --------
  Total shareholders' equity                                                                 170,312              138,588
                                                                                            --------             --------
                                                                                            $497,743             $719,569
                                                                                            ========             ========

See notes to financial statements.

                                                      CITICASTERS INC. - 10-Q

                                                 CITICASTERS INC. AND SUBSIDIARIES
                                                      STATEMENT OF OPERATIONS
                                             (In Thousands, Except Per Share Amounts)

                                             Three months ended            Nine months ended
                                                September 30,                 September 30,
                                         --------------------------    ---------------------------
                                                        Predecessor                    Predecessor
                                          1994             1993            1994           1993
                                          ----     |       ----            ----    |      ----
                                                   |                               |
Net Revenues:                                      |                               |
  Television broadcasting               $33,583    |     $32,212         $110,487  |    $100,539
  Radio broadcasting                     17,325    |      17,940           49,293  |      49,078
                                        -------    |    --------         --------  |   ---------
                                         50,908    |      50,152          159,780  |     149,617
                                        -------    |    --------         --------  |   ---------
                                                   |                               |
Costs and expenses:                                |                               |
  Operating expenses                     16,231    |      18,645           51,291  |      54,082
  Selling, general and                             |                               |
    administrative                       14,303    |      14,734           46,148  |      45,492
  Corporate general and                            |                               |
    administrative expenses               1,187    |       1,029            3,649  |       3,020
  Depreciation and amortization           5,801    |       7,130           19,792  |      21,329
                                        -------    |    --------         --------  |   ---------
                                         37,522    |      41,538          120,880  |     123,923
                                        -------    |    --------         --------  |   ---------
                                                   |                               |
Operating income                         13,386    |       8,614           38,900  |      25,694
                                                   |                               |
Other income (expense):                            |                               |
  Interest expense                       (8,598)   |     (17,804)         (28,012) |     (51,223)
  Minority interest                        -       |      (7,901)            -     |     (23,703)
  Investment income                         186    |          86              400  |         285
  Miscellaneous, net                     70,077    |         333           69,572  |       2,421
                                        -------    |    --------         --------  |   ---------
                                         61,665    |     (25,286)          41,960  |     (72,220)
                                        -------    |    --------         --------  |   ---------
                                                   |                               |
Earnings (loss) before                             |                               |
  income taxes                           75,051    |     (16,672)          80,860  |     (46,526)
                                                   |                               |
Income tax provision                     30,200    |        -              32,600  |        -
                                        -------    |    --------         --------  |   ---------
                                                   |                               |
Earnings (loss) before                             |                               |
  extraordinary items                    44,851    |     (16,672)          48,260  |     (46,526)
                                                   |                               |
Extraordinary items, net of tax            -       |      (3,208)            -     |      (6,344)
                                        -------    |    --------         --------  |   ---------
                                                   |                               |
NET EARNINGS (LOSS)                     $44,851    |    ($19,880)        $ 48,260  |   ($ 52,870)
                                        =======    |    ========         ========  |   =========
                                                   |                               |
NET EARNINGS PER SHARE                    $3.93    |        *               $4.23  |        *
                                                   |                               |
Average common shares                    11,404    |        *              11,407  |        *


* Share amounts are not presented due to the effects of the reorganization.

See notes to financial statements.

                                                      CITICASTERS INC. - 10-Q

                                                 CITICASTERS INC. AND SUBSIDIARIES
                                      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                          (in Thousands)


                                                              Common Stock,
                                                               Including                                      Total
                                                               Additional                                  Shareholders'
                                                                 Paid-In             Accumulated              Equity
                                                                 Capital               Deficit              (Deficit)
                                                              ------------           -----------           -------------
PREDECESSOR:
- ------------
Balances, December 31, 1992                                     $270,891              ($609,920)             ($339,029)
Net loss                                                            -                   (52,870)               (52,870)
                                                                --------              ---------              ---------
Balances September 30, 1993                                     $270,891              ($662,790)             ($391,899)
                                                                ========              =========              =========


- ------------------------------------------------------------------------------------------------------------------------

REORGANIZED COMPANY:
- -------------------
Balances, December 31, 1993                                     $138,588              $    -                  $138,588
Stock bonus awarded                                                  297                   -                       297
Net earnings                                                        -                    48,260                 48,260
Common shares repurchased and retired                            (16,833)                  -                   (16,833)
                                                                --------              ---------              ---------
Balances, September 30, 1994                                    $122,052               $ 48,260               $170,312
                                                                ========              =========              =========



See notes to financial statements.


                            CITICASTERS INC. - 10-Q

                       CITICASTERS INC. AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS
                                 (In Thousands)


                                                                                                   Nine months ended
                                                                                                      September 30,
                                                                                               -------------------------
                                                                                                               Predecessor
                                                                                                 1994             1993
                                                                                                 ----       |      ----
                                                                                                            |
OPERATING ACTIVITIES:                                                                                       |
  Net earnings (loss)                                                                          $  48,260    |     ($52,870)
  Adjustments:                                                                                              |
    Depreciation and amortization                                                                 19,792    |       21,329
    Non-cash interest expense                                                                        152    |        7,674
    Other non-cash adjustments (primarily non-cash dividends                                                |
      on the preferred stock of a former subsidiary)                                                -       |       23,822
    Realized gains on investing activities                                                       (42,120)   |       (1,871)
    Extraordinary loss related to the restructuring                                                 -       |        6,344
    Decrease in trade receivables                                                                  1,826    |        2,141
    Increase (decrease) in accounts payable, accrued expenses                                               |
      and other liabilities                                                                       (2,663)   |       15,804
    Decrease in deferred income taxes                                                             (1,002)   |         -
    Other                                                                                          4,270    |          180
                                                                                               ---------    |      -------
                                                                                                  28,515    |       22,553
                                                                                               ---------    |      -------
                                                                                                            |
INVESTING ACTIVITIES:                                                                                       |
  Purchases of:                                                                                             |
    Broadcast stations                                                                           (16,380)   |         -
    Real estate, property and equipment                                                           (4,689)   |       (4,299)
  Sales of broadcast stations                                                                    287,499    |        1,600
  Other                                                                                              699    |       (4,905)
                                                                                               ---------    |      -------
                                                                                                 267,129    |       (7,604)
                                                                                               ---------    |      -------
FINANCING ACTIVITIES:                                                                                       |
  Retirements and refinancing of long-term debt                                                 (432,568)   |      (27,397)
  Additional long-term borrowings                                                                195,350    |         -
  Repurchases of The Company's Common Stock                                                      (16,833)   |         -
  Other                                                                                              297    |         -
                                                                                               ---------    |      -------
                                                                                                (253,754)   |      (27,397)
                                                                                               ---------    |      -------
                                                                                                            |
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                        41,890    |      (12,448)
                                                                                               ---------    |      -------
                                                                                                            |
Cash and short-term investments at beginning of period                                             4,789    |       25,076
                                                                                               ---------    |      -------
                                                                                                            |
Cash and short-term investments at end of period                                               $  46,679    |      $12,628
                                                                                               =========    |      =======
                                                                                                            |

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

         At November 1, 1994, American Financial Corporation (including a subsidiary) and its principal shareholder, Carl H. Lindner; owned an aggregate of 4,923,525 shares (50.8%) of Citicasters' outstanding Common Stock.

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

  B. ACQUISITIONS AND DISPOSITIONS During the second quarter of 1994, Citicasters acquired its second FM radio station in Sacramento for $16 million and sold its AM and FM radio stations in Milwaukee for $7 million. During the third quarter Citicasters completed the sale of its FM radio stations in Denver and Detroit for $8 million and $11.5 million, respectively. No gain or loss was recognized on the sales. The acquisition of Citicasters' second FM radio station in Cincinnati for $15 million is expected to be completed during the first quarter of 1995. In the aggregate, these purchases and sales of radio stations will not have a material effect on Citicasters' results.

         On May 4, 1994, Citicasters entered into agreements for the sale of four of its network affiliated television stations to entities affiliated with New World Communications Group Incorporated ("New World"). On September 9, Citicasters completed the sale of three of the four television stations, including KSAZ in Phoenix, WGHP in Greensboro/Highpoint and WDAF in Kansas City. The sale of the fourth station, WBRC in Birmingham, was completed October 12. Citicasters received $355.4 million in cash and a warrant to purchase, for five years, 5,000,000 shares of New World common stock at $15 per share. Citicasters estimates that it will record a net gain totaling approximately $54 million on these sales, $41.7 million of such gain was recorded in the third quarter. Proceeds from the sales were used to retire long-term debt and to repurchase shares of the Company's Common Stock.

         The following proforma financial information is based on the historical financial statements of Citicasters, adjusted to reflect the television station sales and the use of the proceeds therefrom, the effects of the reorganization completed in December 1993, and the refinancing of subordinated debt completed in February 1994.

                                                        Three months ended                 Nine months ended
                                                           September 30,                      September 30,
                                                      ----------------------             ---------------------
                                                        1994            1993              1994            1993
                                                        ----            ----              ----            ----
          Net revenues                                 $31,730         $30,394           $92,055         $88,083
                                                       =======         =======           =======         =======
          Operating income                             $ 7,638         $ 4,962           $18,335         $13,541
                                                       =======         =======           =======         =======
          Net earnings                                 $ 2,773         $ 1,171           $ 4,749         $ 3,446
                                                       =======         =======           =======         =======
          Net earnings per share                       $   .24         $   .10           $   .42         $   .30
                                                       =======         =======           =======         =======

                             CITICASTERS INC. 10-Q

C.     LONG-TERM DEBT  Long-term debt consisted of the following (in thousands):

                                                                 September 30,      December 31,
                                                                     1994              1993
                                                                 ------------       ------------
     Citicasters:
       9-3/4% Senior Subordinated Notes
         due February 2004, less unamortized
         discount of $4,499 (imputed interest
         rate 10.13%)                                            $195,501           $   -
       14% Senior Extendable Notes due June 2001                     -                77,568

     Subsidiaries:
       Guaranteed by Citicasters:
         Bank credit facility                                        -               220,000
       Other:
         13% Senior Subordinated Notes of Citicasters
           Corp. due May 2001                                        -               111,500
         9-1/2% Notes due December 1999 (secured)                    -                17,500
         Other obligations                                           -                 6,000
                                                                 --------           --------
     Total long-term debt                                         195,501            432,568
     Less current maturities                                         -               (23,500)
                                                                 --------           --------
                                                                 $195,501           $409,068
                                                                 ========           ========



     On February 18, 1994, Citicasters refinanced the 14% Senior Extendable Notes initially due 2001 and Citicasters Corp.'s 13% Senior
     Subordinated Notes due 2001 through the issuance of $200 million principal amount of 9-3/4% Notes due 2004. No gain or loss was recognized by Citicasters on the transaction.

     In conjunction with the third quarter sale of three television stations, Citicasters retired long term debt as follows: senior bank debt $210.5 million; 9-1/2% Notes - $17.5 million principal amount; and other obligations - $2 million. Upon completion of the sale of the fourth television station in October, Citicasters retired $75 million principal amount of its 9-3/4% Notes.

     On October 5, 1994 Citicasters entered into a new bank credit agreement with a group of banks providing two revolving credit facilities: a $125 million facility to fund future acquisitions and a $25 million facility for general corporate purposes. As of November 1, 1994, Citicasters had no amounts outstanding under either facility.

D. SHAREHOLDERS' EQUITY Citicasters is authorized to issue 500 million shares of Class A Common Stock, $.01 par value, 125 million shares of Class B Common Stock, $.01 par value and 9.5 million shares of Serial Preferred Stock, $.01 par value. The preferred stock may have such preferences and other rights and limitations as the Board of Directors may designate with respect to each series.

     During September and October of 1994 Citicasters acquired 1,633,815 shares of its common stock for $35.5 million from several unaffiliated institutions; of this total, 780,000 shares were acquired in September for $16.8 million.

E. EXTRAORDINARY ITEMS Extraordinary items for the first nine months of 1993 consisted of expenses incurred in connection with the restructuring.

                            CITICASTERS INC.  10-Q

                                    ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following is a discussion of certain factors affecting Citicasters' results of operations for the three and nine month periods ended September 30, 1994 and its liquidity and capital resources. This discussion should be read in conjunction with Citicasters' Financial Statements beginning on page 2. For purposes of the following discussion, the term "Predecessor" refers to the Company prior to its emergence from Chapter 11 bankruptcy.

As a result of the Company's emergence from Bankruptcy and its adoption of fresh-start reporting as of December 31, 1993, Citicasters' results of operations for periods ending after December 31, 1993 will not be comparable to prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Citicasters is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary, Citicasters Co., to meet its expenditures for administrative expenses and debt service obligations. Based upon current levels of Citicasters Co.'s operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations (including capital expenditures), administrative expenses and debt service. Citicasters has entered into a new credit agreement that provides two credit facilities: an acquisition facility of $125 million and a working capital facility of $25 million. Restrictions in this credit agreement limit the amount of distributions its subsidiary may make to Citicasters under certain circumstances. No funds have been drawn under these facilities as of November 1, 1994.

Four of Citicasters television stations were sold to entities affiliated with New World Communications Group Incorporated in September and early October 1994. The cash proceeds from the sale together with the collection of the working capital of the stations will provide Citicasters with approximately $370 million in cash. Citicasters has retired $305 million of long-term debt and repurchased 1.6 million shares of its common stock at an aggregate price of $35.5 million with the proceeds. Citicasters expects to use its excess operating cash flow and a new $125 million revolving credit facility to fund future acquisitions of radio stations. Citicasters expects to pursue the acquisition of additional stations in its present markets and stations in markets where it does not currently own stations. Citicasters has a $15 million acquisition pending for WWNK-FM in Cincinnati, and expects to complete the purchase during the first quarter of 1995.

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

Net revenues and operating income are shown below (in thousands):

                                                 Three months ended                        Nine months ended
                                                    September 30,                             September 30,
                                              ---------------------------            ----------------------------
                                                              Predecessor                             Predecessor
                                                1994             1993                  1994              1993
                                                ----     |       ----                  ----       |      ----
                                                         |                                        |
Net revenues:                                            |                                        |
Television broadcasting:                                 |                                        |
    Local                                     $17,033    |     $16,848               $ 57,698     |    $ 52,584
    National                                   14,787    |      13,705                 47,299     |      43,048
    Other                                       1,763    |       1,659                  5,490     |       4,907
                                              -------    |     -------               --------     |    --------
      Total                                    33,583    |      32,212                110,487     |     100,539
                                                         |                                        |
Radio broadcasting:                                      |                                        |
  Local                                        13,852    |      14,825                 40,572     |      40,418
  National                                      3,278    |       2,888                  8,234     |       7,820
  Other                                           195    |         227                    487     |         840
                                              -------    |     -------               --------     |    --------
    Total                                      17,325    |      17,940                 49,293     |      49,078
                                                         |                                        |
  Total net revenues                           50,908    |      50,152                159,780     |     149,617
                                                         |                                        |
Operating, selling, general                              |                                        |
  and administrative expenses                 (30,534)   |     (33,379)               (97,439)    |     (99,574)
Corporate general and                                    |                                        |
  administrative expenses                      (1,187)   |      (1,029)                (3,649)    |      (3,020)
                                              -------    |     -------               --------     |    --------
  Operating income before                                |                                        |
    depreciation and                                     |                                        |
    amortization                               19,187    |      15,744                 58,692     |      47,023
                                                         |                                        |
Depreciation and amortization                  (5,801)   |      (7,130)               (19,792)    |     (21,329)
                                              -------    |     -------               --------     |    --------
                                                         |                                        |
  Operating income                            $13,386    |     $ 8,614               $ 38,900     |    $ 25,694
                                              =======    |     =======               ========     |    ========


                            CITICASTERS, INC. 10-Q

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



Net revenues and operating income adjusted to reflect the sale of the four television stations as of January 1, 1993, but not the reorganization, are shown below (in thousands):

                                                 Three months ended                        Nine months ended
                                                    September 30,                             September 30,
                                              ---------------------------            ----------------------------
                                                              Predecessor                             Predecessor
                                                1994             1993                  1994              1993
                                                ----     |       ----                  ----       |      ----
                                                         |                                        |
Net revenues:                                            |                                        |
Television broadcasting                      $ 14,405    |    $ 12,454              $ 42,762      |   $ 39,005
Radio broadcasting                             17,325    |      17,940                49,293      |     49,078
                                             --------    |    --------              --------      |   --------
  Total net revenues                           31,730    |      30,394                92,055      |     88,083
                                                         |                                        |
Operating, selling, general                              |                                        |
  and administrative expenses                 (19,887)   |     (20,681)              (60,149)     |    (60,417)
Corporate general and                                    |                                        |
  administrative expenses                      (1,187)   |      (1,029)               (3,649)     |     (3,020)
                                             --------    |    --------              --------      |   --------
  Operating income before                                |                                        |
    depreciation and                                     |                                        |
    amortization                               10,656    |       8,684                28,257      |     24,646
                                                         |                                        |
Depreciation and amortization                  (3,018)   |      (3,597)               (9,922)     |    (10,729)
                                             --------    |    --------              --------      |   --------
  Operating income                           $  7,638    |    $  5,087              $ 18,335      |   $ 13,917
                                             ========    |    ========              ========      |   ========



THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO SEPTEMBER 30, 1993

Television revenues increased 4% and 10% respectively, during the three and nine months ended September 30, 1994 compared to the same periods a year ago despite the sale of three of Citicasters' television stations in September 1994. Citicasters completed the sale of a fourth television station in October 1994. Excluding the results of the four television stations sold, television revenues increased 16% and 10% respectively, during the three and nine months ended September 30, 1994 compared to the same periods a year ago. Revenue increases were due to several factors including: the expanding economy's effect on advertising expenditures; improved ratings at several stations; and sales efforts. Radio revenues decreased 3% during the third quarter and radio revenues increased marginally compared to the first nine months of last year. Radio revenues for the second and third quarter of 1994 included revenues from 10 FM stations; radio revenues for the three and nine months ended September
30, 1993 included revenues from 11 FM stations.   The completed sales and
pending acquisition of radio stations are not expected to have a material effect on Citicasters' results for the year ended December 31, 1994.

Costs and expenses decreased 8% and 1% respectively, during the quarter and nine months ended September 30, 1994 compared to the same period a year ago as a result of the sale of the television stations, cost controls and the decrease in the number of FM radio stations.

Operating income increased from comparable periods in 1993 by 55% and 51% for the three and nine months, respectively, due to the combination of revenue increases and expense controls.

                            CITICASTERS INC.  10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



OUTLOOK - FOURTH QUARTER 1994

Due to the sale of the four television stations in 1994, fourth quarter results will not be comparable to last year's fourth quarter. The demand for advertising time at Citicasters' remaining television and radio stations continues to outpace last year's levels.

OTHER INCOME (EXPENSE) INFORMATION
- ----------------------------------
Interest expense decreased 52% and 45% during the three and nine months ended September 30, 1994, respectively, compared to the same periods a year ago due primarily to reduced debt levels resulting from the reorganization in December 1993.

The increase in miscellaneous, net during the third quarter and nine months ended September 30, 1994 is due to the pre-tax gain of $69.9 million recorded during the third quarter related to the sale of three network affiliated television stations.

INCOME TAXES
- ------------
Citicasters has substantial net operating loss carryforwards, a substantial portion of which are presently unavailable to offset future taxable income. Citicasters' ability to utilize operating loss carryforwards has been substantially restricted by tax rules governing availability of such carryforwards following certain changes in ownership. Citicasters anticipates, however, that it will be able to offset a substantial portion of the taxable gains generated by the sale of its four television stations with its remaining net operating loss carryforwards.

                             CITICASTERS INC. 10-Q

                                    PART II

                               OTHER INFORMATION



                                     ITEM 1

                               Legal Proceedings
                               -----------------

On December 21, 1993, Coronet Insurance Company and its affiliate, Casualty Insurance Company of Florida, filed an appeal from the decision of the U.S. Bankruptcy Court for the Southern District of Ohio confirming The Company's prepackaged plan of reorganization. On August 18, 1994, the U.S. District Court for the Southern District of Ohio affirmed the Bankruptcy Court's confirmation of the prepackaged plan of reorganization and no further appeal by Coronet is being pursued.



                                     ITEM 4

             Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

At Citicasters' annual meeting of shareholders held July 28, 1994, the following actions were taken by shareholders:


4.1 All Persons nominated as Class I Directors were elected with the votes for each person being:

                                                                                  Shares - Withheld
                      Name                                Shares For                  Authority
                      ----                                ----------              -----------------
               Carl H. Lindner                            6,734,030                     5,113

               John P. Zanotti                            6,734,069                     5,074

               Theodore H. Emmerich                       6,734,018                     5,125



4.2  Approval of the 1993 Stock Option Plan.

        Shares For               Shares Against                 Shares Abstained                Broker Non-Votes
        ----------               --------------                 ----------------                ----------------
        4,508,786                  1,179,604                         4,763                         1,045,990



                                     ITEM 6

                        Exhibits and Reports on Form 8-K
                        --------------------------------

a) Exhibits:     4.1      Loan agreement dated as of October 5, 1994 between
                          Citicasters Co., Citicasters Inc. and certain banks.

                11.1      Computation of Earnings Per Common Share

                27.1      Financial Data Schedule


b) Reports on Form 8-K:

   Date of Event          Event Reported
   -------------          --------------

   October 12, 1994       Sale of Citicasters network affiliated television
                          stations to entities affiliated with New World
                          Communications Group, Incorporated.

                             CITICASTERS, INC. 10-Q




                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CITICASTERS INC.




November 11, 1994                       BY: GREGORY C. THOMAS
                                            -------------------------------
                                            Gregory C. Thomas
                                            Executive Vice President and
                                              Chief Financial Officer