Form 10-Q/A
period 1994-09-30
CITICASTERS INC
filed 1994-11-15
CIK 317833

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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
                          Citicasters Co., Citicasters Inc. and certain banks.

               *11.1      Computation of Earnings Per Common Share

               *27.1      Financial Data Schedule

   *Previously Filed.


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