Form 10-K405
period 1994-12-31
CITICASTERS INC
filed 1995-03-17
CIK 317833

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994           Commission File No. 1-8283


                                CITICASTERS INC.

Incorporated under the                                   IRS Employer
    laws of Florida                             Identification No. 59-2054850

                             One East Fourth Street
                            Cincinnati, Ohio  45202
                             Phone: (513) 562-8000


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS                                            QUOTED ON
- -------------------                                            ----------
Common Stock, $.01 par value                                   NASDAQ/NMS

OTHER SECURITIES FOR WHICH REPORTS ARE SUBMITTED PURSUANT TO SECTION 15(D) OF
THE ACT:   9-3/4% Series B Senior Subordinated Notes due December 15, 2004.

                                   -------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes  X     No
                           -----     -----

   As of March 1, 1995, there were 8,982,611 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant at March 1, 1995, was approximately $114.2 million (based on non-affiliated holdings of 4,059,086 shares and a market price of $28.13 per share).

                                   -------

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Proxy Statement for the 1995 Annual Meeting of Shareholders (portions of which are incorporated by reference in Part III hereof).

================================================================================

                                CITICASTERS INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                            Page
                                                                            ----

Part I
- ------
  Item 1        -   Business                                                 1
  Item 2        -   Properties                                               6
  Item 3        -   Legal Proceedings                                        6
  Item 4        -   Submission of Matters to a Vote of Security Holders      *

Part II
- -------
  Item 5        -   Market for Registrant's Common Equity and Related
                      Stockholder Matters                                    7
  Item 6        -   Selected Financial Data                                  8
  Item 7        -   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    9
  Item 8        -   Financial Statements and Supplementary Data             14
  Item 9        -   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                    *

Part III
- --------
  Item 10       -   Directors and Executive Officers of the Registrant      14
  Item 11       -   Executive Compensation                                  14
  Item 12       -   Security Ownership of Certain Beneficial Owners and
                      Management                                            14
  Item 13       -   Certain Relationships and Related Transactions          14

Part IV
- -------
  Item 14       -   Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K                                           S-1

*  The response to this Item is "none."

                                    PART I

                                    ITEM 1

                                   BUSINESS
                                   --------

INTRODUCTION

         Citicasters Inc. is a holding company engaged in the ownership and operation of radio and television stations and derives substantially all of its revenue from the sale of advertising time. Its address is One East Fourth Street, Cincinnati, Ohio 45202 and its telephone number is (513) 562-8000. In June 1994, the name of the Company was changed from Great American Communications Company to Citicasters Inc. American Financial Corporation ("AFC") and its Chairman, Carl H. Lindner, owned approximately 54.8% of Citicasters' common stock at March 1, 1995. Citicasters Inc.'s operations are conducted through its principal subsidiary, Citicasters Co. (formerly known as Great American Television and Radio Company, Inc.)

         In September and October 1994, the Company sold its network-affiliated television stations located in Birmingham, Greensboro/High Point, Kansas City and Phoenix to New World Communications Group Incorporated ("New World"). As consideration, the Company received approximately $355 million in cash and a five-year warrant to purchase 5,000,000 shares of New World Class A common stock at $15 per share.

         The sales proceeds together with the collection of working capital of the stations provided Citicasters with approximately $370 million of cash which was used to repay in full its former bank credit facility, redeem $75 million principal amount of 9-3/4% Notes due 2004, retire $17.5 million of 9-1/2% Notes due 1999 and repay $2 million in mortgage debt. The Company also repurchased
2.4 million shares of its Common Stock at a total cost of $51.1 million.

         The Company has entered into two new revolving credit facilities to be used for working capital and general corporate purposes ($25 million) and acquisitions ($125 million). Citicasters plans to use its excess cash flow and this acquisition facility to fund future purchases of radio stations.

GENERAL
         At December 31, 1994, Citicasters owned and/or operated two network-affiliated television stations, ten FM radio stations and four AM radio stations. The following tables give the location, network affiliation and market information for these stations:


                                   TELEVISION STATIONS

                                                         Station Rank (a)       Commercial
                            TV                           ----------------       Stations In       Cable
       Market and       Households      Station and        TV     Adults           Market          Sub-     Network
    National Market       In DMA        First Year       House-    Aged         ------------     scriber-   Affili-
        Rank (a)          (000's)          Owned          holds    25-54          VHF  UHF         ship      ation
 --------------------   ----------     ------------      -------  -------       ------------     --------  ---------
 Tampa, FL         15      1,390         WTSP 1985          3       1T             3     6          69%       CBS(b)
 Cincinnati, OH    30        782         WKRC 1949          3       1T             3     2          59%        ABC

  (a) Rankings for Designated Market Area ("DMA"), 6:00 a.m. to 2:00 a.m., Sunday-Saturday for "TV Households" and "Adults aged 25-54." "T" = tied. The source of market information is the Nielsen Station Index, November 1994.

  (b) This station switched its network affiliation from ABC on December 12, 1994.


                                       RADIO STATIONS
                                       --------------
                     Population
    Market and        in Metro   Station &    Power   Station Rank(b)  Stations
  National Market     Area (a)   First Year  (Watts)  ---------------     in
     Rank (a)         (000's)     Operated   (000's)  12+ 18-34 25-54   Market        Format
- -------------------- ---------   ----------  ------- ---- ----- ----- --------- ------------------
FM
- --
Atlanta, GA       12   2,770      WKLS 1985     99    11    4    11T     20     Album Oriented Rock

Phoenix, AZ       20   1,933      KSLX 1992    100    8     3     2      30     Classic Rock
Tampa, FL         21   1,864      WXTB 1989    100    2     1     3      23     Album Oriented Rock
Portland, OR      24   1,563      KKRZ 1984     95    8     4    12      28     Contemporary Hits
Cincinnati, OH    25   1,549      WKRQ 1947     16    9     5    11      25     Contemporary Hits
Cincinnati, OH(c) 25   1,549      WWNK 1994     32   10T    9    8T      25     Adult Contemporary
Kansas City, MO   27   1,351      KYYS 1964    100    8T    2     5      25     Album Oriented Rock

Sacramento, CA    29   1,341      KSEG 1988     50    8     3T   5T      25     Classic Rock
Sacramento, CA    29   1,341      KRXQ 1994     25    11    3T    8      25     Album Oriented Rock
Columbus, OH      33   1,216      WLVQ 1954     18    7     4    4T      25     Album Oriented Rock

AM
- --
Phoenix, AZ       20   1,933      KOPA 1992     5    n/m   n/m   n/m     30     Classic Rock
Portland, OR      24   1,563      KEX  1984     50    7    15T   10      28     Adult Contemporary
Kansas City, MO   27   1,351      WDAF 1964     5     1     14    4      25     Country
Columbus, OH      33   1,216      WTVN 1954     5     1     10   4T      25     Adult Contemporary

(a) Rankings for Metro Area. Source: "Market Survey Schedule and Population Rankings" - Arbitron, Fall 1994.

(b) Rankings for Metro Area, 6am-midnight, Monday-Sunday. All persons aged 12 and over, Adults aged 18-34 and Adults aged 25-54. Source:
         Arbitron Radio Market Report, Fall 1994.  "T" = tied.

(c) Operated under a local marketing arrangement as of December 31, 1994; under agreement for purchase for which a closing is anticipated in the first quarter of 1995.

n/m Separate rating not meaningful. The station is operated in conjunction with the related FM station.


         Substantially all of Citicasters' broadcast revenues come from the sale of advertising time to local and national advertisers. Local advertisements are sold by each station's sales personnel and national spots are sold by independent national sales representatives. Citicasters' television and radio stations compete for revenues with other stations in their respective signal coverage areas as well as with all other advertising media. Advertising revenues are significantly affected by economic conditions on both the national and local level.

         Citicasters' AM radio stations offer their listeners a range of programs including news, music, discussion, commentary and sports. Citicasters' FM radio stations offer programming more focused on music. Generally, album oriented rock and contemporary hit music programming, appeals to a younger audience; classic rock and adult contemporary programming appeals to a slightly older audience. Radio stations must always be alert to the possibility of another station changing its programming format to compete directly for listeners and advertisers. If another station converts to a format similar to that of one of Citicasters' radio stations in the same market, the result could be lower ratings and advertising revenue, increased promotion and other expenses and consequently lower operating income.

         FCC rules permitting ownership of two FM and/or AM radio stations in certain markets (a "duopoly") have created opportunities for Citicasters to increase their share of advertising revenues in its existing markets and may allow certain synergies such as reduced operating expenses resulting from combined administrative staffs, combined promotional efforts, and the ability to offer advertisers a larger combined audience. Citicasters expects to purchase, sell or exchange radio stations in order to avail itself of the considerable operating opportunities presented by the duopoly rules. Pursuant to this effort, Citicasters expects to complete the purchase of a second FM radio station in Cincinnati during the first quarter of 1995 and has also entered into agreements to acquire a second FM radio station in the Tampa and Portland markets.

         Citicasters' television stations receive a significant portion of their programming from their respective networks; the networks sell commercial advertising time within such programming. The competitive position of the stations is directly affected by viewer acceptance of network programs. In the late 1980's, the national audience shares obtained by the networks declined as a result of increased competition from cable television networks and other competing program sources. In 1991, these declines began to diminish and it is expected that significant declines will not occur during the next several years. The non-network programs broadcast by the stations are either produced by the stations or acquired from other sources. Locally originated programs include a wide range of show types such as news, sports, entertainment, public affairs and religious programs.

         Broadcast stations also compete for audience with other forms of home entertainment, such as cable television, direct satellite-to-home video services, pay television systems of various types and home video and audio recordings. These competing services, which have the potential of providing improved signal reception or increased home entertainment selection, have experienced rapid growth in recent years. The major competing television services today are provided by a large number of advertiser-supported and pay cable television networks. Cable subscribership presently exceeds 60% of television households in the United States and is not expected to grow beyond 65% within the next several years. There are other related forms of home entertainment which, with continued technological advances or regulatory changes, can be expected to become increasingly competitive with Citicasters' broadcast properties. In addition, statutory or regulatory changes may affect the competition faced by Citicasters. For example, the Federal Communications Commission ("FCC") now permits telephone companies to deliver video services to homes in the companies' telephone service areas, but only on a common carrier basis. Telephone companies continue to seek authority from the FCC and from Congress to become cable operators and thereby to compete directly with presently existing cable systems. Recent court decisions, still subject to U.S. Supreme Court review, have held that governmental restraints that prohibit telephone companies from offering cable services are unconstitutional.

REGULATION

         Citicasters' business is subject to various federal and state laws and regulations which can affect the profitability of operations. Citicasters' television and radio broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. Among other things, FCC regulations govern issuance, renewal and transfer of licenses which are necessary for operation of television and radio stations. Upon application, and in the absence of conflicting applications (which would require the FCC to hold a hearing) or adverse findings as to the licensee's qualifications, such licenses are renewed without hearing for regular terms of five years for television stations and seven years for radio stations. Representatives of special interest and minority groups have, in the past, filed petitions to deny renewal applications of various broadcast stations. All of Citicasters' broadcast stations presently operate under regular renewal authorizations.

         The FCC's present rules permit maximum national ownership of twenty AM and twenty FM radio stations. A single owner may own a maximum of two AM and two FM stations in larger radio markets such as those in which Citicasters operates stations, so long as the combined audience share served by those stations in a single market does not exceed 25%. The FCC's rules currently permit ownership of twelve television stations nationally, with a limit of one television station in each market.

         Current FCC regulations also prohibit the ownership of both radio and television stations in the same geographic market area. Pursuant to waivers of those rules granted by the FCC, Citicasters currently owns both radio and television stations in Cincinnati and Tampa. Citicasters' expected acquisitions of additional radio stations in Cincinnati and Tampa will require a further waiver of the FCC's rules.

         A pending proceeding before the FCC proposes to relax or eliminate several rules regarding the ownership of multiple television stations and of both radio and television stations in the same market. The timing and substantive outcome of the proceeding are uncertain.

         The FCC is also investigating new methods of "digital" radio broadcasting. "Digital Radio" would permit radio transmission and reception at a level of quality comparable to that afforded by compact discs, and would be far less subject to interference than present radio broadcasts. Present day radio receivers would not be able to receive digital radio broadcasts because digital radio, in addition to utilizing different technology, may use totally different transmission frequencies than used by present radio stations. As the result of frequency allocations made by the World Administrative Radio Conference in 1992, digital radio is expected to be developed initially in the U.S. as a satellite-delivered system, and in Europe, Canada and Mexico as a terrestrial system. In January, 1995, the FCC allocated 50 mHz of spectrum in the S-Band (2310-2360 mHz) for satellite digital radio services ("DARS").
There are currently four pending satellite DARS applications, and the FCC is expected to commence a rulemaking shortly to establish service and operational standards for satellite DARS. If terrestrial digital radio is implemented in the U.S., it will likely be through the use of "in-band" systems that send digitalized signals over the frequencies currently used for AM and FM broadcasting. Several U.S. industry groups are already experimenting with the development of such "in-band" technology. The outcome of any FCC action concerning digital radio broadcasting may affect the long-term value of Citicasters' radio franchises either positively or negatively, although it is not presently anticipated that any commercial digital radio broadcasting will begin in the United States before 1996.

         While the FCC relies largely on the interplay of marketplace forces in lieu of direct government regulation, the FCC continues to regulate closely some aspects of broadcast station operations. Examples of such regulation include equal employment practices, political broadcast practices and rates, television stations' performance in providing educational and informational programs for children, televisions stations' compliance with maximum commercial limits in children's programs, and compliance with various technical regulations. It is also FCC policy to encourage increasing competition among different electronic communications media. As a result of rapidly developing technology, Citicasters' television stations can be expected to confront increased competition from many other systems by which information and entertainment are delivered to the home on both a free and paid basis.

         Legislation adopted in 1992 affords most television licensees the right either to have their station's signals carried on local cable systems or, alternatively, to require that operators of local cable systems obtain "retransmission consent" to carry each television station's signal on cable. Both of Citicasters' television stations are presently carried by cable systems in their local service areas, in most cases pursuant to retransmission consent agreements. The constitutionality of the must-carry and retransmission consent requirements continues to be the subject of pending court litigation. The Company does not believe that invalidation of either requirement would have a material adverse effect on its television stations.

         Current technology offers several different methods of transmitting television programming with greatly improved definition, color rendition, sound and a wider screen picture. The most advanced type of transmission system is referred to as High Definition Television ("HDTV"). The FCC is expected in 1995 or 1996 to promulgate technical standards for a system of HDTV broadcasting to be used in the U.S. The type of HDTV standard that will be adopted by the FCC will involve the broadcast of HDTV on a separate television channel from that used for conventional broadcasting, and would thus require participating broadcasters to make new capital investments estimated to be approximately $2 million per station in order to operate a second station in each market. If broadcast stations fail to make this additional investment, they would in the long term be likely to suffer adverse competitive effects, since cable television, VCR's and direct broadcast satellites are likely to deliver HDTV signals or programs to consumers. Although these regulatory proceedings with respect to HDTV and HDTV standards are in process, Citicasters does not believe HDTV will be a significant factor over the next few years. After the final standards are set, manufacturers must gear up to produce both transmission equipment and receivers under the standard. Finally, penetration of the new HDTV receivers in the consumer marketplace will need to reach certain levels before stations commit to the capital investment necessary to broadcast HDTV. The FCC has thus far indicated that it will allow a period of six years following adoption of a new HDTV standard and allocation of new HDTV channels for the completion of construction of new HDTV facilities.


EMPLOYEES

         At December 31, 1994, Citicasters and its subsidiaries employed approximately 700 full-time employees and 200 part-time employees.

                                     ITEM 2

                                   PROPERTIES
                                   ----------

         Citicasters owns both of its television station studios, buildings and transmission sites. It owns its radio studios and buildings in Cincinnati.
All other radio station studios are operated from leased facilities. Citicasters owns all of its AM station transmission sites (other than Phoenix for which the lease expires in 1997) and owns its FM station transmission sites in Cincinnati and Sacramento. Citicasters leases its FM station transmission sites in Atlanta (lease expires in 1998), Columbus (2003), Portland (2001), Phoenix (2000), Tampa (1997) and Kansas City (2004). In early 1995 Citicasters began construction of an FM tower in Tampa which is expected to be completed during the second half of the year.


                                     ITEM 3

                               LEGAL PROCEEDINGS
                               -----------------

         As reported in Citicasters' Form 10-Q for the quarter ended June 30, 1994, the Securities and Exchange Commission has been conducting a formal investigation regarding the issuance by the Company in 1989 of approximately
3.6 million shares of common stock in exchange for outstanding public debt of the Company. The Staff of the SEC notified the Company in May, 1994, that it was considering recommending enforcement action against the Company alleging that the issuances of the common stock in those exchange transactions were in violation of the registration provisions of the Securities Act of 1933. The Company is unaware of any further developments in the investigation since May 1994. The Company believes that the issuance of common stock was exempt from those registration requirements.

                                    PART II

                                     ITEM 5

                     MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS
                        -------------------------------

         Following the Company's reorganization, the Common Stock resumed trading on the National Market System of the National Association of Securities Dealers Automated Quotations Systems, Inc. ("NASDAQ") on December 31, 1993 under the symbol "GACC." The trading symbol was changed to "CITI" on June 8, 1994, the day the Company changed its name. As a result of the effects of the reorganization (primarily the reverse stock split and the issuance of substantial amounts of equity securities in exchange for debt securities), per share prices quoted prior to the reorganization have been rendered meaningless and are not comparable to sale prices for Citicasters' Common Stock subsequent to the reorganization. The reorganization is discussed in Note B to the Financial Statements.


         The following table sets forth, for the periods indicated, the high and low per share sales prices of the Common Stock on the NASDAQ National
Market System.

                                                             High    Low
                                                            ------  ------
         1993:
           December 31, 1993 ........................       $16.75  $16.63
         1994:
           First Quarter ............................       $18.38  $15.50
           Second Quarter ...........................       $19.88  $15.38
           Third Quarter ............................       $22.50  $17.25
           Fourth Quarter ...........................       $24.75  $20.13

         At March 1, 1995 there were approximately 2,000 holders of record of the Company's Common Stock.

         The Company did not pay dividends on its Common Stock in 1994 or 1993. The Company's debt instruments contain covenants which limit the amount of dividends which Citicasters is able to pay on its Common Stock. Under the most restrictive provision of Citicasters' debt covenants, dividends are limited to a maximum of $2.5 million annually.

In January 1995, the Company offered to purchase shares of the Company's Common Stock from persons who owned fewer than 100 shares for $30.00 per share.

                                     ITEM 6

                            SELECTED FINANCIAL DATA
                            -----------------------

         The following table (in millions except for per share data) sets forth certain data for the periods indicated and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of
Operations":

                                                      Citicasters        |                 Predecessor(a)
                                                  ------------------     |     ------------------------------------------
                                                   1994        1993      |      1993        1992        1991        1990
                                                  ------      ------     |     ------      ------      ------      ------
                                                                         |
Statement of Operations Data:                                            |
- -----------------------------                                            |
Consolidated net revenues                          $197         N/A      |      $205        $211         $202        $210
Operating income (loss)(b)                           52         N/A      |        40        (642)          12          25
Net earnings (loss) from                                                 |
  continuing operations                              63         N/A      |       (67)       (613)         (33)        (58)
Net earnings (loss)(c)                               63         N/A      |       341        (597)          84         (46)
Per share data (d)                                $5.73         N/A      |         -           -            -           -
                                                                         |
Balance Sheet Data (e):                                                  |
- -----------------------                                                  |
Consolidated assets                                $403        $720      |       N/A        $714       $1,475      $1,803
Consolidated long-term debt                         122         433      |       N/A         635          693       1,135
Minority interest,                                                       |
  preferred stock of                                                     |
  subsidiary                                          -           -      |       N/A         275          251         251
Shareholders' equity                                                     |
   (deficit)                                        151         139      |       N/A        (339)         258         133

  (a) For purposes of this table, the term "Predecessor" refers to Great American Communications Company prior to its emergence from chapter 11 bankruptcy in December 1993.

  (b) The recorded amount of intangible assets as of December 31, 1992 was reduced by $658 million to reflect the carrying value of its broadcasting assets at estimated fair value at that time.

  (c) Net earnings for the year ended December 31, 1993 includes, as an extraordinary item, a one-time gain of $414 million relating to debt discharged in the reorganization.

  (d) Per share data are not presented for the Predecessor due to the general lack of comparability as a result of the reorganization.

  (e) Balance sheet data at December 31, 1993 reflects the adoption of fresh-start reporting. The application and effects of fresh-start reporting is discussed in more detail in Note B to the Financial Statements.

  N/A - not applicable.


  As a result of the Company's emergence from bankruptcy and its adoption of fresh-start reporting as of December 31, 1993, the Balance Sheet at and after December 31, 1993 and the Statements of Operations for periods after December 31, 1993 will not be comparable to the Financial Statements for prior periods included elsewhere herein. See Notes to Financial Statements.

                                     ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

GENERAL

         The following discussion should be read in conjunction with the Financial Statements beginning on page F-1.


LIQUIDITY AND CAPITAL RESOURCES

         Citicasters is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary, Citicasters Co., to meet its expenditures for administrative expenses and debt service obligations. Based upon current levels of Citicasters Co.'s operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations (including capital expenditures), administrative expenses and debt service. Citicasters has entered into a new credit agreement that provides two credit facilities: an acquisition facility of $125 million and a working capital facility of $25 million. Citicasters Co. is permitted to advance funds or pay dividends to Citicasters Inc. for administrative expenses, borrowing costs and payment of dividends. No funds have been drawn under these facilities as of March 1, 1995.

         Anticipated capital expenditures for 1995 include two major projects; a building renovation for the three Cincinnati stations ($4.5 million) and the construction of an FM tower in Tampa ($3 million).

         Four of Citicasters' television stations were sold to entities affiliated with New World Communications Group Incorporated in September and early October 1994. The cash proceeds from the sale together with the collection of the working capital of the stations provided Citicasters with approximately $370 million in cash. Citicasters has retired $305 million of long-term debt and repurchased 2.4 million shares of its common stock at an aggregate cost of $51.1 million with the proceeds. Citicasters expects to use its excess operating cash flow and the $125 million acquisition facility to fund future acquisitions of radio stations. Citicasters expects to pursue the acquisition of additional stations in its present markets and stations in markets where it does not currently own stations. Citicasters has a $15 million acquisition pending for WWNK-FM in Cincinnati and expects to complete the purchase during the first quarter of 1995. During the first quarter of 1995, Citicasters entered into agreements to acquire WGUL-FM in Tampa and KKCW-FM in Portland. The purchase price for KKCW-FM is $30 million and the purchase price for WGUL-FM will be between $5.5 million and $8 million depending on the satisfaction of certain conditions.

         Citicasters expects to continue in the near future to purchase, sell or exchange broadcast stations in order to avail itself of the considerable operating opportunities presented by radio duopoly rules which permit ownership of up to two AM and two FM stations in certain markets, including those in which Citicasters presently has radio operations. The Company will also continue to consider acquisition opportunities in new markets.

RESULTS OF OPERATIONS

         The financial results of Citicasters' business are seasonal. Revenues are generally higher in the second and fourth calendar quarters than in the first and third quarters.

         The amount of broadcast advertising time available for sale by Citicasters' stations is relatively fixed, and by its nature cannot be stockpiled for later sale. Therefore, the primary variables affecting revenue levels are the demand for advertising time, the viewing or listening audience of the station and the entry of new stations in the marketplace. The major variable costs of operation are programming (news, sports and entertainment), sales costs related to revenues and promotional costs. The success of the programming determines the audience levels and therefore affects revenue.

         Citicasters' management believes that operating income before depreciation and amortization is helpful in understanding cash flow generated from its broadcasting operations which is available for debt service, capital expenditures and taxes, and in comparing operating performance of Citicasters' broadcast stations to other broadcast stations. Operating income before depreciation and amortization is also a key factor in Citicasters' assessment of station performance. Operating income before depreciation and amortization should not be considered an alternative to net income as an indicator of Citicasters' overall performance.

         On December 28, 1993, Great American Communications Company completed its comprehensive financial restructuring through a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code. Pursuant to generally accepted accounting principles for entities in reorganization under the bankruptcy code, Great American Communications Company revalued its assets and liabilities to estimated fair values upon consummation of the restructuring. Great American Communications Company and its subsidiaries are hereafter referred to as "Predecessor." See Note B to the Financial Statements.

         The net earnings in 1994 and 1993 and the net loss in 1992 include significant non-recurring transactions including gains from asset sales and debt refinancing transactions. In 1992, a provision was recorded for the revaluation of broadcast intangible assets, reducing intangibles by $658 million as of December 31, 1992, to reflect the carrying value of broadcasting assets at estimated fair values at that time. The gains realized from asset sales, debt discharge and debt refinancing transactions totaled $50 million, $408 million and $27 million in 1994, 1993 and 1992, respectively. Gains from these types of transactions are not part of normal operations and no assurance can be given that such transactions will recur in the future or if they recur that gains will result.

         Net revenues and operating income are shown below (in thousands):

                                                                             |               Predecessor
                                                                             |       ---------------------------
                                                                 1994        |         1993               1992
                                                               --------      |       --------           --------
                                                                             |
Net revenues                                                                 |
- ------------                                                                 |
Television broadcasting:                                                     |
  Local                                                        $ 67,308      |       $ 73,085           $ 72,370
  National                                                       56,972      |         60,027             62,059
  Other                                                           6,138      |          6,464              6,357
                                                               --------      |       --------           --------
    Total                                                       130,418      |        139,576            140,786
                                                               --------      |       --------           --------
Radio broadcasting:                                                          |
  Local                                                          54,305      |         53,704             52,716
  National                                                       11,666      |         10,848             10,620
  Other                                                             654      |          1,040              1,083
                                                               --------      |       --------           --------
    Total                                                        66,625      |         65,592             64,419
                                                               --------      |       --------           --------
                                                                             |
Television program ventures                                           -      |              -              5,616
                                                               --------      |       --------           --------
    TOTAL NET REVENUES                                          197,043      |        205,168            210,821
                                                                             |
Operating, selling, general                                                  |
  and administrative expenses                                  (117,718)     |       (133,070)          (142,861)
                                                                             |
Corporate general and                                                        |
   administrative expenses                                       (4,796)     |         (3,996)            (4,091)
                                                               --------      |       --------           --------
                                                                             |
    OPERATING INCOME BEFORE                                                  |
      DEPRECIATION AND AMORTIZATION                              74,529      |         68,102             63,869
                                                                             |
Depreciation and amortization                                   (22,946)     |        (28,119)           (47,617)
Revaluation of intangible assets                                      -      |              -           (658,314)
                                                               --------      |      ---------           --------
                                                                             |
    OPERATING INCOME (LOSS)                                    $ 51,583      |      $  39,983          ($642,062)
                                                               ========      |      =========           ========



       Net revenues and operating income adjusted to remove the operating results of the four television stations sold are shown below (in thousands):

                                                                     1994                     1993
                                                                   --------                 --------
Net revenues:
Television broadcasting                                            $ 61,750                 $ 54,005
Radio broadcasting                                                   66,625                   65,592
                                                                   --------                 --------

  TOTAL NET REVENUES                                                128,375                  119,597

Operating, selling, general
  and administrative expenses                                       (79,950)                 (81,199)
Corporate general and
  administrative expenses                                            (4,796)                  (3,996)
                                                                   --------                 --------

  OPERATING INCOME BEFORE
    DEPRECIATION AND
    AMORTIZATION                                                     43,629                   34,402

Depreciation and amortization                                       (13,005)                 (14,260)
                                                                   --------                 --------

OPERATING INCOME                                                   $ 30,624                 $ 20,142
                                                                   ========                 ========

1994 COMPARED TO 1993

     Television revenues declined $9.2 million (7%) in 1994 due to the sale of four television stations in September and October 1994. Excluding the results of the four television stations sold, television revenues increased $7.7 million (14%) during 1994. Revenue increases were due to several factors including: the expanding economy's effect on advertising expenditures; national and local elections; and sales efforts. Radio revenues increased $1.0 million (2%) during 1994. The results for 1993 include one more FM radio station than for 1994 and, although the purchase and sale of radio stations in 1994 did not have a material effect on the consolidated results for 1994, the percentage increases in revenues and decreases in expenses were affected by these transactions. The revenues of the eight FM and four AM stations owned in both years increased 9.6%.

     Costs and expenses decreased $14.6 million (11%) during 1994 due primarily to the sale of the four television stations. Excluding the results of the four television stations sold, expenses declined 1% as a result of cost controls and the decrease in the number of FM radio stations.

     Operating income increased $11.6 million (29%) during 1994 despite the sale of the four television stations. Excluding the sale of the four television stations, operating income increased $10.5 million (52%) during 1994 due to the combination of revenue increases and expense controls.


1993 COMPARED TO 1992

       Television revenues decreased $1.2 million (less than 1%) in 1993 due primarily to the fact that Kansas City Royals' baseball broadcasts which had aired on the Kansas City television station during 1992 did not air in 1993. The loss of revenues related to political advertising and the Olympics was totally offset in 1993 by increased sales to other advertisers.

       Radio revenues increased $1.2 million (2%) during the year ended December 31, 1993. Excluding the AM radio station in Cincinnati which was sold, radio revenues increased $3.6 million (6%) primarily as a result of increased demand for radio advertising time.

       Television program venture revenues ceased subsequent to the sale of a 20% interest in the assets and operations of the "Entertainment Tonight" joint venture in December 1992.

       Operating income increased $682 million in 1993 due primarily to: (i) the $658 million provision for the revaluation of intangibles in December 1992 and the related decrease in amortization expense of $18.9 million for the year ended December 31, 1993; and (ii) a $5.6 million decline in revenues from television program ventures as a result of the sale of the interest in "Entertainment Tonight." Excluding these items and operating results from stations sold or acquired during 1992, operating income increased $8.8 million (29%) during 1993 due primarily to decreased expenses. The majority of the expense decrease is a result of reductions in television programming costs, including the elimination of the costs associated with the Kansas City Royals' baseball broadcasts.

OPERATING OUTLOOK - THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO MARCH 31,
1994

       The economy and advertising expenditures continue to grow and Citicasters anticipates that the television stations and radio stations will continue their strong performance which will be reflected in both net revenues and operating income before depreciation and amortization.

OTHER INCOME (EXPENSE) INFORMATION Interest expense decreased $33.0 million (51%) during 1994 compared to 1993 due primarily to reduced debt levels resulting from the reorganization and to a lesser extent the sale of four television stations. Interest expense decreased $4.9 million (7%) during 1993 compared to 1992.

                Included in "Miscellaneous, net" are the following items (in thousands):
                                                                                        |          Predecessor
                                                                                        |       ----------------
                                                                              1994      |         1993           1992
                                                                            -------     |       -------        -------
                                                                                        |
         Gains (losses) on sales of:                                                    |
           Investments:                                                                 |
             Interest in "Entertainment Tonight"                            $     -     |        $   -          $9,633
             Other investments                                                  634     |            -               -
           Broadcast stations                                                95,339     |            -          (5,000)
           Real estate, property and equipment                                  450     |          270            (230)
         Other income (expenses), net                                          (637)    |         (764)           (367)
                                                                            -------     |        -----          ------
                                                                            $95,786     |        ($494)         $4,036
                                                                            =======     |        =====          ======

        REORGANIZATION ITEMS Reorganization items represent the expenses incurred as a result of the chapter 11 filings and subsequent reorganization, including, among other things, the adjustments to record the fair values of assets and liabilities at December 31, 1993 (see Note B to the Financial Statements).

        DISCONTINUED OPERATIONS Discontinued operations consisted of the following (in thousands):

                                                                         Predecessor
                                                                         -----------
                                                                             1992
                                                                            ------
        Gain on sale, net of tax:
            Entertainment businesses
                  and operations                                            $ 8,297
            Mid-Continent Casualty Company                                    2,400
                                                                            -------
                                                                            $10,697
                                                                            =======


                In 1992, a net gain was recognized from the proceeds withheld from the 1991 sale of the entertainment businesses. In addition, a net gain was recognized in 1992 from the receipt of contingent proceeds related to the 1989 sale of Mid-Continent Casualty Company. See Note J to the Financial Statements.

        INCOME TAXES As discussed in Note I to the Financial Statements, Citicasters has utilized substantially all of its net operating loss carryforwards to offset a substantial portion of the taxable gain generated by the sale of its four television stations.

                                     ITEM 8

                  Financial Statements and Supplementary Data
                  -------------------------------------------

                                                   Page
                                                   ----
Report of Independent Auditors                     F-1

Balance Sheet:
  December 31, 1994 and 1993                       F-2

Statement of Operations:
  Years ended December 31, 1994, 1993 and 1992     F-3

Statement of Changes in Shareholders' Equity:
  Years ended December 31, 1994, 1993 and 1992     F-4

Statement of Cash Flows:
  Years ended December 31, 1994, 1993 and 1992     F-5

Notes to Financial Statements                      F-7

"Selected Quarterly Financial Data" has been included in Note M to Citicasters' Financial Statements.

                           _________________________

                                    PART III

         The information required by the following Items will be included in Citicasters' definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1995 Annual Meeting of Shareholders and is incorporated herein by reference:

         ITEM 10        Directors and Executive Officers of the Registrant
                        --------------------------------------------------

         ITEM 11        Executive Compensation
                        ----------------------

         ITEM 12        Security Ownership of Certain Beneficial Owners and
                        ---------------------------------------------------
                        Management
                        ----------

         ITEM 13        Certain Relationships and Related Transactions
                        ----------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Citicasters Inc.


We have audited the accompanying balance sheets of Citicasters Inc. and subsidiaries (formerly Great American Communications Company) as of December 31, 1994 and 1993, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As more fully described in Note B to the financial statements, effective December 28, 1993, the Company emerged from bankruptcy pursuant to a plan of reorganization confirmed by the Bankruptcy Court on December 7, 1993. In accordance with an American Institute of Certified Public Accountants Statement of Position, the Company has adopted "fresh-start reporting" whereby its assets, liabilities, and new capital structure have been adjusted to reflect estimated fair values as of December 31, 1993. As a result, the statements of operations, shareholders' equity and cash flows for the year ended December 31, 1994 reflect the Company's new basis of accounting and, accordingly, is not comparable to the Company's pre-reorganization statements of operations, shareholders' equity and cash flows for the two years ended December 31, 1993.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citicasters Inc. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                          ERNST & YOUNG LLP


Cincinnati, Ohio
March 2, 1995

                       CITICASTERS INC. AND SUBSIDIARIES
                                 BALANCE SHEET
                             (Dollars in Thousands)



                                                                                                    December 31,
                                                                                            -----------------------------
                                                                                              1994                 1993
                                                                                            --------             --------
 ASSETS
 ------
Current assets:
   Cash and short-term investments                                                          $ 46,258             $  4,789

   Trade receivables, less allowance for doubtful
     accounts of $1,244 and $2,010                                                            31,851               48,294
   Broadcast program rights                                                                    5,488               15,910
   Prepaid and other current assets                                                            2,635                3,355
                                                                                            --------             --------
     Total current assets                                                                     86,232               72,348

Broadcast program rights, less current portion                                                 4,466               11,368

Property and equipment, net                                                                   25,083               60,660
Contracts, broadcasting licenses and other
   intangibles, net                                                                          274,695              574,878
Deferred charges and other assets                                                             13,016                  315
                                                                                            --------             --------
                                                                                            $403,492             $719,569
                                                                                            ========             ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

Current liabilities:
  Current maturities of long-term debt                                                      $      -             $ 23,500
  Accounts payable, accrued expenses and other
    current liabilities                                                                       33,673               31,924
  Broadcast program rights fees payable                                                        5,041               15,439
                                                                                            --------             --------
      Total current liabilities                                                               38,714               70,863


Broadcast program rights fees payable, less
  current portion                                                                              3,666                8,468
Long-term debt, net of current maturities                                                    122,291              409,068
Deferred income taxes                                                                         44,486               77,152
Other liabilities                                                                             43,398               15,430
                                                                                            --------             --------
       Total liabilities                                                                     252,555              580,981


Shareholders' equity:
  Common Stock, $.01 par value, including
    additional paid-in capital, 500,000,000
    shares authorized; 8,979,221 and
    11,317,196 shares outstanding                                                             87,831              138,588
  Retained earnings from January 1, 1994                                                      63,106                    -
                                                                                            --------             --------
       Total shareholders' equity                                                            150,937              138,588
                                                                                            --------             --------

                                                                                            $403,492             $719,569
                                                                                            ========             ========

 See notes to financial statements.

                       CITICASTERS INC. AND SUBSIDIARIES
                            STATEMENT OF OPERATIONS
                   (In Thousands except per share amounts)


                                                                                     Year ended December 31,
                                                                        -----------------------------------------------
                                                                                     |                Predecessor
                                                                                     |         ------------------------
                                                                          1994       |           1993            1992
                                                                        --------     |         --------        --------
                                                                                     |
Net revenues:                                                                        |
   Television broadcasting                                              $130,418     |         $139,576        $140,786
   Radio broadcasting                                                     66,625     |           65,592          64,419
   Television program ventures                                                 -     |                -           5,616
                                                                        --------     |         --------        --------
                                                                         197,043     |          205,168         210,821
                                                                        --------     |         --------        --------
Costs and expenses:                                                                  |
  Operating expenses                                                      60,682     |           71,730          80,431
  Selling, general and administrative                                     57,036     |           61,340          62,430
  Corporate, general and administrative                                              |
    expenses                                                               4,796     |            3,996           4,091
  Depreciation and amortization                                           22,946     |           28,119          47,617
  Revaluation of intangible assets                                             -     |                -         658,314
                                                                        --------     |         --------        --------
                                                                         145,460     |          165,185         852,883
                                                                        --------     |         --------        --------
                                                                                     |
Operating income (loss)                                                   51,583     |           39,983        (642,062)
                                                                                     |
Other income (expense):                                                              |
   Interest expense, (contractual interest                                           |
    for 1993 was $69,806)                                                (31,979)    |          (64,942)        (69,826)
   Minority interest                                                           -     |          (26,776)        (30,478)
   Investment income                                                       1,216     |              305             553
   Miscellaneous, net                                                     95,786     |             (494)          4,036
                                                                        --------     |         --------        --------
                                                                                     |
                                                                          65,023     |          (91,907)        (95,715)
                                                                        --------     |         --------        --------
Earnings (loss) from continuing                                                      |
  operations before reorganization items and income taxes                116,606     |          (51,924)       (737,777)
                                                                                     |
                                                                                     |
Reorganization items                                                           -     |          (14,872)              -
                                                                        --------     |         --------        --------
Earnings (loss) from continuing operations                                           |
  before income taxes                                                    116,606     |          (66,796)       (737,777)
Income taxes                                                              53,500     |                -        (124,541)
                                                                        --------     |         --------        --------
                                                                                     |
Earnings (loss) from continuing operations                                63,106     |          (66,796)       (613,236)
                                                                                     |
Discontinued operations:                                                             |
   Gain on sale, net of tax                                                    -     |                -          10,697
                                                                        --------     |         --------        --------
                                                                                     |
Earnings (loss) before extraordinary items                                63,106     |          (66,796)       (602,539)
Extraordinary items, net of tax                                                -     |          408,140           5,675
                                                                        --------     |         --------        --------
                                                                                     |
NET EARNINGS (LOSS)                                                     $ 63,106     |         $341,344       ($596,864)
                                                                        ========     |         ========        ========
                                                                                     |
Net earnings per share                                                     $5.73     |             *               *
Average common shares                                                     11,012     |             *               *

 * Share amounts are not relevant due to the effects of the reorganization.


See notes to financial statements.


                       CITICASTERS INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)



                                                              Common Stock
                                                               Including
                                                               Additional           Retained              Total
                                                                Paid-In             Earnings           Shareholders'
                                                                Capital             (Deficit)             Equity
                                                              ------------         -----------         -------------
PREDECESSOR:
- -----------
Balances, December 31, 1991                                     $270,891            ($ 13,056)            $257,835
Net loss                                                               -             (596,864)            (596,864)
                                                                --------            ---------             --------
Balances, December 31, 1992                                      270,891             (609,920)            (339,029)

Net earnings                                                           -              341,344              341,344

Common Stock issued in restructuring
  and application of fresh-start
  accounting                                                    (132,653)             268,576              135,923
Stock bonus awarded                                                  350                    -                  350
                                                                --------            ---------             --------

Balances, December 31, 1993 after
  reorganization                                                $138,588            $       -             $138,588
                                                                ========            =========             ========




REORGANIZED COMPANY:
- -------------------
Balances, December 31, 1993                                     $138,588            $       -             $138,588
Stock bonus awarded                                                  297                    -                  297
Net earnings                                                           -               63,106               63,106
Common shares repurchased and retired                            (51,054)                   -              (51,054)
                                                                --------            ---------             --------
Balances, December 31, 1994                                     $ 87,831            $  63,106             $150,937
                                                                ========            =========             ========


See notes to financial statements.

                       CITICASTERS INC. AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                                     Year ended December 31,
                                                                        ------------------------------------------------
                                                                                     |                Predecessor
                                                                                     |         -------------------------
                                                                          1994       |           1993            1992
                                                                        --------     |         --------        ---------
                                                                                     |
 OPERATING ACTIVITIES:                                                               |
    Net earnings (loss)                                                 $ 63,106     |         $341,344        ($596,864)
    Adjustments:                                                                     |
     Depreciation and amortization                                        22,946     |           28,119           47,617
     Revaluation of intangible assets                                          -     |                -          658,314
     Non-cash interest expense                                               198     |            8,780           10,120
     Other non-cash adjustments (primarily non-                                      |
       cash dividends on the preferred stock                                         |
       of a former subsidiary)                                                 -     |           26,941           29,075
     Reorganization items                                                      -     |           14,872                -
     Realized gains on investing activities                              (51,218)    |           (1,871)         (21,053)
     Extraordinary gains on retirements                                              |
         and refinancing of long-term debt                                     -     |         (408,140)          (6,025)
                                                                                     |
     Decrease (increase) in trade receivables                             16,443     |           (1,635)           6,540
     Increase (decrease) in accounts payable,                                        |
       accrued expenses and other liabilities                             (2,891)    |            9,514           (3,469)
     Decrease in deferred taxes                                           (6,559)    |                -         (124,541)
     Other                                                                   465     |              507            6,421
                                                                        --------     |         --------         --------
                                                                          42,490     |           18,431            6,135
                                                                        --------     |         --------         --------
   INVESTING ACTIVITIES:                                                             |
     Purchases of:                                                                   |
       Broadcast stations                                                (16,000)    |                -          (11,500)
       Real estate, property and equipment                                (7,569)    |           (5,967)          (6,747)
     Sales of:                                                                       |
       Broadcast stations                                                381,547     |            1,600           52,000
       Entertainment businesses:                                                     |
           Cash proceeds received                                              -     |                -           25,000
           Cash expenses related to sale                                    (813)    |           (6,021)         (18,316)
       Investments and other subsidiaries                                  2,841     |                -           28,400
     Other                                                                   204     |           (1,131)            (939)
                                                                        --------     |          -------         --------
                                                                         360,210     |          (11,519)          67,898
                                                                        --------     |          -------         --------
                                                                                     |
   FINANCING ACTIVITIES:                                                             |
     Retirements and refinancing of long-term debt                      (505,824)    |         (370,150)         (68,340)
     Additional long-term borrowings                                     195,350     |          355,339           10,000
     Financing costs                                                           -     |          (13,549)               -
     Common shares repurchased                                           (51,054)    |                -                -
     Proceeds from the sale of common stock                                    -     |            1,161                -
     Other                                                                   297     |                -              (32)
                                                                        --------     |         --------         --------
                                                                        (361,231)    |          (27,199)         (58,372)
                                                                        --------     |         --------         --------
   NET INCREASE (DECREASE) IN CASH AND SHORT-TERM                                    |
     INVESTMENTS                                                          41,469     |          (20,287)          15,661
                                                                                     |
   Cash and short-term investments at beginning                                      |
            of period                                                      4,789     |           25,076            9,415
                                                                        --------     |         --------         --------
   Cash and short-term investments at end of                                         |
          period                                                        $ 46,258     |         $  4,789         $ 25,076
                                                                        ========     |         ========         ========


See notes to financial statements.

                       CITICASTERS INC. AND SUBSIDIARIES
             SUPPLEMENTARY SCHEDULE TO THE STATEMENT OF CASH FLOWS
                                 (In Thousands)


                                                      Year Ended
                                                   December 31, 1993
                                                   -----------------
                                                      Predecessor
                                                      -----------
EFFECTS OF REORGANIZATION ACTIVITIES:
 Cash Items:
   Operating activities:
    Professional fees and other expenses
      related to bankruptcy proceedings
      and consummation of the reorganization           ($ 10,633)
                                                        ========

   Financing activities:
    Long-term debt issued for cash                      $  6,339
    Common stock issued for cash                           1,161
                                                        --------
                                                        $  7,500
                                                        ========

 Non Cash Items:
   Increase in long-term debt (primarily
    reduction in original issue discount)               $ 25,967
   Net adjustment of accounts to fair value              (15,961)
   Decrease in liabilities subject to exchange           (40,423)
   Increase in accrued liabilities
    (professional fees and other expenses
     related to consummation of the
     reorganization)                                       1,438
   Decrease in long-term debt through the
    issuance of common stock                            (221,541)
   Elimination of minority interest (preferred
    stock of subsidiary) through the
    issuance of common stock                            (274,932)
   Common stock issued in reorganization                 134,762
                                                        --------
                                                       ($390,690)
                                                        ========

See notes to financial statements.

                       CITICASTERS INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

A.  ACCOUNTING POLICIES

 BASIS OF PRESENTATION The accompanying financial statements include the accounts of Citicasters Inc. and its subsidiaries. For purposes of the financial statements and notes hereto the term "Predecessor" refers to Great American Communications Company and its subsidiaries prior to emergence from chapter 11 bankruptcy. Significant intercompany balances and transactions have been eliminated.

 On December 28, 1993 the Predecessor completed its comprehensive financial restructuring through a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code (see Note B for a description of the reorganization). Pursuant to the reporting principles of AICPA Statement of Position No. 90-7 entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), Predecessor adjusted its assets and liabilities to their estimated fair values upon consummation of the reorganization. The adjustments to reflect the consummation of the reorganization as of December 31, 1993, including among other things, the gain on debt discharge and the adjustment to record assets and liabilities at their fair values, have been reflected in the accompanying financial statements. The Statements of Operations, Changes in Shareholders' Equity and Cash Flows for the two years ended December 31, 1993 are presented on a historical cost basis without giving effect to the reorganization. Therefore, the Statements of Operations, Changes in Shareholders' Equity and Cash Flows for periods after December 31, 1993 are generally not comparable to prior periods and are separated by a line (see Note B).

 All acquisitions have been treated as purchases. The accounts and results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

 At March 1, 1995, American Financial Corporation ("AFC") owned 3,366,057 shares (37.5%) of Citicasters' outstanding Common Stock. AFC's Chairman, Carl
 H. Lindner, owned an additional 1,557,468 shares (17.3%) of Citicasters' outstanding Common Stock.

 BROADCAST PROGRAM RIGHTS The rights to broadcast non-network programs on Citicasters' television stations are stated at cost, less accumulated amortization. These costs are charged to operations on a straight-line basis over the contract period or on a per showing basis, whichever results in the greater aggregate amortization.

 PROPERTY AND EQUIPMENT Property and equipment are based on cost and depreciation is calculated primarily using the straight-line method. Depreciable lives are: land improvements, 8-20 years; buildings and improvements, 8-40 years; operating and other equipment, 3-20 years; and leashold improvements, over the life of the lease.

 CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES Contracts, broadcasting licenses and other intangibles represent the excess of the value of the broadcast station over the values of their net tangible assets, and is attributable to FCC licenses, network affiliation agreements and other contractual or market related factors. Reorganization value in excess of amounts allocable to identifiable assets represents the excess of the estimated fair value of Citicasters at the time of the reorganization over the estimated fair value allocated to its net identifiable assets. Intangible assets are being amortized on a straight-line basis over an average of 34 years. On an ongoing basis, Citicasters reviews the carrying value of its intangible assets. If this review indicates that intangible assets will not be recoverable, as determined based on undiscounted cash flows of broadcast stations over the remaining amortization period, Citicasters' carrying value of intangible assets are reduced by the amount of the estimated shortfall of cash flows.

                      CITICASTERS INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


    INCOME TAXES Citicasters files a consolidated Federal income tax return which includes all 80% or more owned subsidiaries. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

    EARNINGS PER SHARE Earnings per share in 1994 is based upon the weighted average number of common shares and common equivalent shares outstanding during the year. As a result of the effects of the reorganization, per share data for periods ending on or prior to December 31, 1993 have been rendered meaningless and, therefore, per share information for these periods has been omitted from the accompanying financial statements.

    STATEMENT OF CASH FLOWS For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. All other activities are considered "operating." Short-term investments for purposes of the financial statements are those which had a maturity of three months or less when acquired.

B. REORGANIZATION On December 28, 1993, Citicasters completed its comprehensive financial restructuring that was designed to enhance its long-term viability by adjusting its capitalization to reflect current and projected operating performance levels. The Predecessor accomplished the reorganization of its debt and preferred stock obligations through "prepackaged" bankruptcy filings made under chapter 11 of the Bankruptcy Code by the Predecessor and two of its former non-operating subsidiaries. The Predecessor's primary operating subsidiary, Great American Television and Radio Company, Inc., was not a party to any such filings under the Bankruptcy Code.

    The restructuring process that began in 1992 ultimately resulted in the solicitation of acceptances for a prepackaged plan of reorganization in October and early November 1993. The plan of reorganization described below was overwhelmingly approved by the creditors and shareholders. The Predecessor filed its bankruptcy petition with the Bankruptcy Court on November 5, 1993. The plan was confirmed on December 7, 1993 and became effective on December 28, 1993.

    The plan included extending the maturities of Predecessor's senior bank indebtedness and the 13% Senior Subordinated Notes due December 2000, reducing overall debt service requirements and eliminating the preferred dividend requirements. Under the terms of the plan the following occurred:

       * Predecessor effected a reverse stock split; issuing one share of a new class of common stock, for each 300 shares of common stock outstanding prior to the reorganization.

       * Approximately $140 million principal amount of the 9-1/2% Senior Secured Notes due in 2000 were exchanged for $65 million principal amount of 14% Senior Extendable Notes initially due June 30, 2001 (the "14% Notes"), including accrued interest from June 30, 1993, and shares of common stock equal to 35.1% of the adjusted common stock of the reorganized entity. The terms of the common stock are summarized in Note G.

                      CITICASTERS INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


       *    Holders of approximately $59 million principal amount of
            Predecessor's debt (including the 20-1/2%   Senior Notes, $10.3
            million of the 14-1/8% Senior Notes, the 14-3/8% Senior Subordinated Debentures, the 9% Senior Subordinated Notes and the 11% Senior Debentures) received either a combination of 14% Notes and common stock or solely common stock in exchange for their debt securities. These holders were issued shares of common stock amounting to approximately 29.3% of the common stock of the reorganized entity and $1.2 million principal amount of 14% Notes.

       * Holders of the Variable Rate Convertible Subordinated Debentures received common stock equal to 0.5% of the common stock of the reorganized entity.

       * Approximately $87 million principal amount of Predecessor's and its subsidiaries' debt (including the $42.5 million outstanding balance of the subordinated line of credit with AFC, $21.9 million of the 9-1/2% Senior Secured Notes held by AFC and $22.6 million principal amount of the 14-1/8% Senior Notes held by AFC's Chairman), approximately $275 million liquidation value of Predecessor's Preferred Stock and approximately 22.8 million shares of common stock held by AFC before the reorganization were exchanged for common stock equal to 33.2% of the common stock of the reorganized entity.

       * AFC fulfilled a commitment to contribute $7.5 million in cash for which it received approximately $6.3 million principal amount of 14% Notes and 94,837 shares of common stock.

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

Pursuant to the fresh-start reporting provisions of SOP 90-7, the Predecessor's assets and liabilities have been revalued and a new reporting entity was created with no retained earnings or accumulated deficit as of the effective date. The period from the effective date to December 31, 1993 was considered immaterial thus, December 31, 1993 was used as the effective date for recording the fresh-start adjustments. Predecessor's results of operations for the period from the effective date of the restructuring to December 31, 1993 have been reflected in the Statement of Operations for the year ended December 31, 1993.

                       CITICASTERS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

The reorganization values of the assets and liabilities were determined based upon several factors including: prices and multiples of broadcast cash flow (operating income before depreciation and amortization) paid in purchase and business combination transactions, projected operating results of the broadcast stations, market values of publicly traded broadcast companies, economic and industry information and the reorganized capital structure. The foregoing factors resulted in a range of reorganization values between $75 and $200 million. Based upon an analysis of all of this data, management determined that the reorganization value of the company would be $138.6 million.

The effects of the reorganization and fresh-start adjustments on the Balance
Sheet at December 31, 1993 are as follows (in thousands):

                                                                                  Confirmation
                                                             Pre-                    of Plan
                                                         Confirmation       -------------------------      Reorganized
                                                            Balance           Debt            Fresh-         Balance
                                                             Sheet          Discharge         Start           Sheet
                                                         --------------     ---------        --------      -----------
    ASSETS
Current assets:
  Cash and short-term investments                           $ 10,974        ($  6,185)       $      -        $  4,789
  Other current assets                                        67,559                -               -          67,559
                                                            --------         --------        --------        --------
      Total current assets                                    78,533           (6,185)              -          72,348
Contracts, broadcasting licenses
  and other intangibles, net                                 524,062                -          50,816         574,878

Other assets                                                  72,343                -               -          72,343
                                                            --------         --------        --------        --------
      Total assets                                          $674,938        ($  6,185)       $ 50,816        $719,569
                                                            ========         ========        ========        ========

    LIABILITIES AND SHAREHOLDERS'
      EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-
    term debt                                               $635,042        ($611,542)       $      -        $ 23,500
  Accounts payable, accrued expenses
    and other current liabilities                            126,906          (79,543)              -          47,363
                                                            --------         --------        --------        --------
      Total current liabilities                              761,948         (691,085)              -          70,863

Deferred income taxes                                         42,297                -          34,855          77,152
Long-term debt, less current
  maturities                                                       -          409,068               -         409,068
Other long-term liabilities                                   23,891                7               -          23,898
                                                            --------         --------        --------        --------
      Total liabilities                                      828,136         (282,010)         34,855         580,981

Minority interest - preferred stock
  of subsidiary                                              274,932         (274,932)              -               -

Shareholders' equity (deficit):
  Common Stock, including additional
      paid-in capital                                        270,891          136,273        (268,576)        138,588
  Accumulated deficit from
    January 1, 1984                                         (699,021)         414,484         284,537               -
                                                            --------         --------        --------        --------
      Total shareholders'
        equity (deficit)                                    (428,130)         550,757          15,961         138,588
                                                             -------         --------        --------        --------
      Total liabilities and share-
        holders' equity (deficit)                           $674,938        ($  6,185)       $ 50,816        $719,569
                                                            ========         ========        ========        ========


                       CITICASTERS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

(a) The reduction in cash is attributable to the payment of $15.6 million of accrued interest on the 13% Senior Subordinated Notes due December 2000 and $5.8 million of fees associated with consummation of the reorganization, partially offset by receipt of $7.7 million of proceeds from the restructuring of the bank credit facility and the secured bank loan due March 1995 and $7.5 million from AFC for the purchase of 14% Notes and shares of common stock.

(b) The increase in contracts, broadcasting licenses and other intangibles represents a $26.4 million reduction in identifiable intangibles and recognition of reorganization value in excess of amounts allocable to identifiable assets totaling $77.2 million.

(c) The net reduction in accounts payable, accrued expenses and other current liabilities represents: (i) the elimination of $34.7 million of accrued dividends on the preferred stock of a subsidiary; (ii) the elimination of $29.8 million of interest accrued through November 5, 1993 on debt securities discharged in the reorganization, (iii) payment of $15.6 million of accrued interest on the 13% Senior Subordinated Notes due 2000, (iv) the elimination of an $883,000 payable to AFC related to a cash advance received by Predecessor during 1992; and (v) $1.4 million of accrued professional fees related to the consummation of the reorganization.

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
                                                                                        ========         ========

                       CITICASTERS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


        (e) The elimination of minority interest represents the retirement of the preferred stock of a subsidiary in exchange for the issuance of common stock.

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
                                                                                     ========

        (g) The adjustment to deferred income taxes represents a valuation adjustment of a deferred tax asset related to net operating loss carryforwards that are significantly restricted after 1993 due to the reorganization (See Note I).

C. ACQUISITIONS AND DISPOSITIONS During September and October 1994, Citicasters sold four of its network affiliated television stations to entities affiliated with New World Communications Group Incorporated ("New World"). The stations sold included KSAZ in Phoenix, WDAF in Kansas City, WBRC in Birmingham and WGHP in Greensboro/Highpoint. Citicasters received $355.5 million in cash and a warrant to purchase, for five years, 5,000,000 shares of New World Common Stock at $15 per share. The warrant was valued at $10 million and is included in the balance sheet caption "Deferred charges and other assets." Citicasters recorded a pretax gain of $95.3 million ($50.1 million after tax) on these sales. Proceeds from the sales were used to retire long-term debt and to repurchase shares of the Company's Common Stock.

        The following unaudited proforma financial information is based on the historical financial statements of Citicasters, adjusted to reflect the television station sales, retirement of long-term debt, the effects of the December 1993 reorganization and the February 1994 refinancing of subordinated debt (in thousands except per share data).

                                                                         Year ended December 31,
                                                                     --------------------------------
                                                                      1994                    1993
                                                                     --------                --------
          Net revenues                                               $128,375                $119,597
                                                                     ========                ========
          Operating income                                           $ 30,624                $ 20,142
                                                                     ========                ========
          Net earnings                                               $ 11,582                $  4,244
                                                                     ========                ========
          Net earnings per share                                     $   1.05                $    .37
                                                                     ========                ========

                       CITICASTERS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


     In 1994, Citicasters sold radio stations in Detroit, Milwaukee and Denver for $11.5, $7 and $8 million in cash, respectively. A portion of the proceeds was used to purchase a radio station (KRXQ-FM) in Sacramento for $16 million (completed in May 1994). The purchase of a radio station (WWNK-FM) in Cincinnati for $15 million is expected to be completed in the first quarter of 1995 upon approval of the license transfer by the FCC. Citicasters currently operates WWNK under a local marketing agreement. These purchases and sales did not have a material effect on the Statement of Operations. No gain or loss was recognized upon the sale of the radio stations because those stations were valued at their respective sale prices under the fresh-start reporting provision of SOP 90-7.

     In June 1993, the Predecessor sold an AM radio station in Cincinnati for $1.6 million in cash. A pretax loss of $5.0 million was recorded in November 1992 in anticipation of the sale.

     In December 1992, Predecessor sold its 20% interest in the assets and operations of the "Entertainment Tonight" joint venture for $26 million and recognized a pretax gain of approximately $9.6 million.

     In April 1992, Predecessor acquired two radio stations in Phoenix for $11.5 million. In January 1992, Predecessor sold a radio station in Pittsburgh and two radio stations in Indianapolis for $52 million.

     Included in "Miscellaneous, net" are the following pretax gains (losses) on sales of assets (in thousands):


                                                                                         Predecessor
                                                                                    --------------------
                                                                        1994          1993        1992
                                                                      --------  |   --------    --------
                                                                                |
                                                                                |
          Gains (losses) on sales of:                                           |
                                                                                |
            Investments                                                $   634  |     $  -       $9,633
                                                                                |
            Broadcast stations                                          95,339  |        -       (5,000)
                                                                                |
            Real estate, property                                               |
              and equipment                                                450  |      270         (230)
                                                                                |


                       CITICASTERS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

D. PROPERTY AND EQUIPMENT Property and equipment at December 31, consisted of the following (in thousands):

                                                            1994               1993
                                                          --------           -------
           Land and land improvements                     $  5,305           $ 9,548
           Buildings and improvements                       10,710            17,171

           Operating and other equipment                    13,873            33,941
                                                          --------           -------
                                                            29,888            60,660
           Accumulated depreciation                         (4,805)                -
                                                          --------           -------
                                                          $ 25,083           $60,660
                                                          ========           =======


     Pursuant to the fresh-start reporting principles of SOP 90-7, the carrying value of property and equipment was adjusted to estimated fair value as of the effective date of the reorganization, which included the restarting of accumulated depreciation. Depreciation expense relating to property and equipment was $8.7 million in 1994; $11.6 million in 1993; and $11.8 million in 1992.


E. CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES Contracts, broadcasting licenses and other intangibles at December 31, consisted of the following (in thousands):

                                                                   1994             1993
                                                                 --------         --------
           Licenses, network affiliation agreements
             and other market related intangibles                $275,629         $497,726
           Reorganization value in excess of amounts
             allocable to identifiable assets                       7,998           77,152
                                                                 --------         --------
                                                                  283,627          574,878
           Accumulated amortization                                (8,932)               -
                                                                 --------         --------
                                                                 $274,695         $574,878
                                                                 ========         ========

     Citicasters' carrying value of its broadcasting assets was adjusted to estimated fair value as of the effective date of the reorganization pursuant to the reporting principles of SOP 90-7 (see Note B). This adjustment included, among other things, the restarting of accumulated amortization related to intangibles.

     Amortization expense relating to contracts, broadcasting licenses and other intangibles was $14.2 million in 1994; $16.5 million in 1993; and $35.8 million in 1992.

                       CITICASTERS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


F. LONG-TERM DEBT Long-term debt at December 31, consisted of the following (in thousands):


                                                                             1994               1993
                                                                           --------           --------
       Citicasters:
         9-3/4% Senior Subordinated Notes
           due February 2004, less unamortized
           discount of $2,709 (imputed interest
           rate 10.13%)                                                    $122,291           $      -

         14% Senior Extendable Notes due
           June 2001                                                              -             77,568

       Subsidiaries:

         Bank credit facility                                                     -            220,000

         13% Senior Subordinated Notes of
           Citicasters Corp. due May 2001                                         -            111,500

         9-1/2% Notes due December 1999 (secured)                                 -             17,500

         Other obligation                                                         -              6,000
                                                                           --------           --------
       Total long-term debt                                                 122,291            432,568

       Less current maturities                                                    -            (23,500)
                                                                           --------           --------
                                                                           $122,291           $409,068
                                                                           ========           ========


     At December 31, 1994 no sinking fund payments are due for the next five years.

     Cash interest payments were $27.1 million in 1994; $45.1 million in 1993; and $54.8 million in 1992.

     On February 18, 1994 Citicasters refinanced the 14% Notes and the 13% Senior Subordinated Notes due 2001 through the issuance of $200 million principal amount of 9-3/4% Senior Subordinated Notes due 2004 ("9-3/4% Notes"). The 9-3/4% Notes were issued at a discount; the net proceeds were $195.4 million. No gain or loss was recognized on these transactions. A portion of the proceeds from the sale of the four television stations was used to retire the 9-1/2% Senior Secured Notes, the secured bank loan and $75 million principal amount of the 9-3/4% Notes.

     In October 1994, Citicasters entered into a new bank credit agreement with a group of banks providing two revolving credit facilities: a $125 million facility to fund future acquisitions and a $25 million working capital facility. The acquisition facility is available through December 31, 2001. The maximum amount available under this facility will be reduced by $7.5 million per quarter beginning in the first quarter of 1998. The working capital facility is available through December 31, 1997. Citicasters is required to use excess cash flow to reduce amounts outstanding under the facilities if leverage ratios exceed certain levels.

     The interest rate under the facilities varies depending on Citicasters' leverage ratio. In the case of the base rate option, the rate ranges from the base rate to the base rate plus .75%. In the case of the eurodollar rate option, the rate ranges from 1% to 2% over the eurodollar rate. The bank credit facilities are secured by substantially all the assets of Citicasters. As of December 31, 1994 and March 1, 1995, Citicasters had no amounts outstanding under either facility.

                       CITICASTERS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Citicasters' 9-3/4% Notes require a prepayment of the 9-3/4% Notes in the event of certain changes in the control of Citicasters and further require the proceeds from certain asset sales to be used to partially redeem 9-3/4% Notes.

     At December 31, 1994 the carrying value of the 9-3/4% Notes exceeded fair value by approximately $4.5 million. Fair value of the 9-3/4% Notes is based on market prices of similar debt issues.

     In December 1993, as part of the reorganization described in Note B, debt with a carrying value of $634.8 million was exchanged for common stock and debt instruments. The debt issued in the exchange included $77.6 million of 14% Senior Extendable Notes due January 2001, $111.5 million of 13% Senior Subordinated Notes due 2001, $17.5 million of 9-1/2% Senior Secured Notes due 2000 and a $220 million bank credit facility.

     During 1992, $47 million of the proceeds from asset sales were used to repay or repurchase $51.2 million principal amount of long-term debt. In addition, $13.7 million principal amount of secured notes were issued in exchange for $18.2 million principal amount of unsecured notes.


G. SHAREHOLDERS' EQUITY Citicasters is authorized to issue 500 million shares of Class A Common Stock, $.01 par value, 125 million shares of Class B Common Stock, $.01 par value and 9.5 million shares of Serial Preferred Stock, $.01 par value. The preferred stock may have such preferences and other rights and limitations as the Board of Directors may designate with respect to each series.

     Citicasters' bank credit agreement permits it to acquire up to $65 million of its common stock. During the last four months of 1994, Citicasters acquired 2,354,475 shares of its common stock for $51.1 million from several unaffiliated institutions.

     The Company's debt instruments contain certain covenants which limit the amount of dividends which Citicasters is able to pay on its common stock. Under the most restrictive provision of Citicasters' debt covenants, dividends are limited to a maximum of $2.5 million annually.

     Changes in the number of shares of common stock are shown in the following table:

        PREDECESSOR:
        -----------
          Outstanding at January 1, 1992 & 1993                                          56,729,434

          Reverse stock split (1-for-300)                                               (56,540,336)
          Issued in restructuring for
              exchanges of securities                                                    11,009,961
          Issued for cash                                                                    94,837


        CITICASTERS:
        -----------
          Stock bonus awarded                                                                23,300
                                                                                         ----------
          Outstanding at December 31, 1993                                               11,317,196

          Stock bonus awarded                                                                16,500
          Stock repurchased and retired                                                  (2,354,475)
                                                                                         ----------

          Outstanding at December 31, 1994                                                8,979,221
                                                                                         ==========

                       CITICASTERS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED



     The 1991 Stock Option Plan under which 3,250,000 shares were available for grant was canceled as part of the reorganization.

     Immediately following the consummation of the reorganization, the Board of Directors established the 1993 Stock Option Plan. The Plan provides for granting both non-qualified and incentive stock options to key employees. There are 800,000 common shares reserved for issuance under the 1993 Plan. During 1994, the Board of Directors established the 1994 Directors Stock Option Plan. The Plan provides for the granting of options to non-employee directors of Citicasters. There are 200,000 common shares reserved for issuance under the 1994 Plan. Options under both plans become exercisable at the rate of 20% per year commencing one year after grant and expire at the earlier of 10 years from the date of grant, three months after termination of employment or retirement as a director, or one year after the death or disability of the holder.

     Stock option data for Citicasters' stock option plans are as follows:

                                                                              1994
                                                                            Directors
                                    1993 Stock        Option Price         Stock Option       Option Price
                                    Option Plan        Per Share              Plan             Per Share
                                    -----------       ------------         ------------       -----------
   Outstanding
     December 31, 1993                581,000            $15.00                     -                 -

   Granted                            171,500         $22.00-$23.13            50,000            $23.25
   Terminated                         (85,000)           $15.00                     -                 -
                                      -------                                 -------

   Outstanding
     December 31, 1994                667,500         $15.00-$23.13            50,000            $23.25
                                      =======                                 =======

   Exercisable
     December 31, 1994                 99,200            $15.00                     -                 -
                                      =======                                 =======

   Available for grant
     December 31, 1994                132,500                                 150,000
                                      =======                                 =======


H. BENEFIT PLANS In 1992, the Board of Directors authorized the termination of the non-contributory defined benefit pension plan which covered substantially all full-time employees meeting the eligibility requirements. Accrued benefits under the pension plan were frozen and all participants became fully vested. The termination of the pension plan and the subsequent settlement of the vested benefit obligation by the purchase of non-participating annuity contracts for, or the lump-sum payments to, each covered employee, was completed in the first quarter of 1994 with no effect on the results of operations.

                       CITICASTERS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED



I. INCOME TAXES Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of Citicasters' deferred tax assets and liability as of December 31, are as follows (in thousands):

                                                                                   1994               1993
                                                                                 -------            -------
     Deferred tax assets:
       Net operating loss carryforwards                                          $     -               $80,500
       Reserves, accrued expenses and other                                        8,190                17,168
                                                                                 -------               -------
                                                                                   8,190                97,668
       Valuation allowance for deferred
           tax assets                                                                  -               (75,005)
                                                                                 -------               -------
                                                                                   8,190                22,663
     Deferred tax liability:
       Book over tax basis of depreciable
           assets                                                                 52,676                99,815
                                                                                 -------               -------

     Net deferred tax liability                                                  $44,486               $77,152
                                                                                 =======               =======


     Citicasters utilized its remaining net operating loss carryforwards to offset taxable gains generated by the 1994 sales of television and radio stations. In accordance with SOP 90-7, the utilization of these net operating loss carryforwards reduced reorganization value in excess of amounts allocable to identifiable assets.

                       CITICASTERS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

     The following is a reconciliation of Federal income taxes at the "statutory" rates of 35% in 1994 and 1993 and 34% in 1992 and as shown in the Statement of Operations (in thousands):

                                                                                     |           Predecessor
                                                                                     |    ------------------------
                                                                          1994       |      1993            1992
                                                                        --------     |    --------        --------
                                                                                     |
          Earnings (loss) from continuing                                            |
                operations before income taxes                          $116,606     |   ($ 66,796)      ($737,777)
          Earnings from discontinued                                                 |
                operations                                                     -     |           -          11,447
          Extraordinary items                                                  -     |     408,140           6,025
                                                                        --------     |    --------        --------
                Adjusted earnings (loss)                                             |
                    before income taxes                                 $116,606     |    $341,344       ($720,305)
                                                                        ========     |    ========        ========
                                                                                     |
                                                                                     |
          Income taxes at the statutory rate                            $ 40,812     |    $119,470       ($244,904)
          Effect of:                                                                 |
              Book basis over tax basis of                                           |
                  stations sold                                            8,472     |           -               -
            Goodwill                                                         599     |        (630)        107,300
            Minority interest                                                  -     |       9,372          10,363
            Certain reorganization items                                       -     |    (127,606)              -
            State taxes net of Federal                                               |
              income tax benefit                                           3,575     |           -               -
            Other                                                             42     |        (606)          3,800
                                                                        --------     |    --------        --------
                Total taxes                                               53,500     |           -        (123,441)
                                                                                     |
                                                                                     |
            Less taxes applied to:                                                   |
                Discontinued operations                                        -     |           -            (750)
                Extraordinary items                                            -     |           -            (350)
                                                                        --------     |    --------        --------
                                                                                     |
            Income taxes as shown in the                                             |
                                                                                     |
                Statement of Operations                                 $ 53,500     |    $      -       ($124,541)
                                                                        ========     |    ========        ========


     Income tax provision (benefit) as applied to continuing operations consists of (in thousands):

                                                                                     |           Predecessor
                                                                                     |    ------------------------
                                                                          1994       |      1993            1992
                                                                        --------     |    --------        --------
                                                                                     |
          Current taxes                                                  $42,800     |     $     -        $  1,100
          Deferred taxes (credits)                                         5,200     |           -        (110,723)
          Benefits of operating                                                      |
              loss carryforwards                                               -     |           -         (14,918)
          State taxes                                                      5,500     |           -               -
                                                                         -------     |     -------        --------
                                                                         $53,500     |     $     -       ($124,541)
                                                                         =======     |     =======        ========


     Federal income taxes of $7 million and $775,000 were paid in cash during 1994 and 1992, respectively.

                       CITICASTERS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


J. DISCONTINUED OPERATIONS During 1992, Predecessor recognized pretax gains of $11.4 million on the receipt of additional proceeds from the 1991 sale of its entertainment businesses and the 1989 sale of an insurance subsidiary. In 1994, an additional $5 million was received and the after tax proceeds were credited to reorganization intangibles. A final distribution is scheduled to occur in December 1996. It is not possible to quantify the amount of the distribution Citicasters will receive at that time.


K.   EXTRAORDINARY ITEMS  Extraordinary items consisted of the following
     (in thousands):

                                                                                                    Predecessor
                                                                                               ----------------------
                                                                                                 1993          1992
                                                                                               --------      --------
                       Gain (loss) from retirement and
                             refinancing of long-term debt                                    ($  6,344)      $6,025

                       Gain on debt discharge                                                   414,484            -
                       Provision for Federal income taxes                                             -         (350)
                                                                                               --------       ------
                                                                                               $408,140       $5,675
                                                                                               ========       ======


L. PENDING LEGAL PROCEEDINGS Management, after review and consultation with counsel, considers that any liability from litigation pending against Citicasters and any of its subsidiaries would not materially affect the consolidated financial position or results of operations of Citicasters and its subsidiaries.

                      CITICASTERS INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

M. ADDITIONAL INFORMATION Quarterly Operating Results (Unaudited) - The following are quarterly results of consolidated operations for 1994 and 1993 (in thousands except per share data). See Notes B and C for the effects of gains or losses from asset sales, debt retirements and other items recognized in individual quarters. Share amounts are not presented for 1993 due to the effects of the reorganization.


                                          1st             2nd             3rd             4th
                                        Quarter         Quarter         Quarter         Quarter          Total
                                        -------         -------         -------         -------         -------
        1994
        ----
           Net revenues                 $48,449         $60,423         $50,908         $ 37,263        $197,043
           Operating income               7,193          18,321          13,386           12,683          51,583
           Net earnings (loss)           (1,752)          5,161          44,851           14,846          63,106
         * Net earnings (loss)
             per share                     (.15)           $.45           $3.93            $1.51           $5.73

        1993 Predecessor
        ----------------
           Net revenues                 $43,575         $55,890         $50,152         $ 55,551        $205,168
           Operating income               3,378          13,702           8,614           14,289          39,983
           Loss before
             extraordinary items        (19,749)        (10,105)        (16,672)         (20,270)        (66,796)
           Net earnings (loss)          (20,586)        (12,404)        (19,880)         394,214         341,344

        * The sum of the quarterly earnings per share does not equal the earnings per share computed on a year-to-date basis due to the effect of the timing of the repurchase of common stock on the weighted average number of common shares outstanding used in the computations of quarterly and of year-to-date earnings per share.


Citicasters' financial results are seasonal. Television revenues are higher in the second and fourth quarter and lower in the first and third quarter; the first quarter is the lowest of the year. Radio revenues are higher in the second and third quarter and lower in the first and fourth quarter; the first quarter is the lowest of the year. The sale of the four television stations in 1994 will change the seasonal pattern somewhat. The first quarter will remain the lowest quarter of the year; the second and fourth quarter will still be higher than the third but by a lesser margin.

During the third and fourth quarters of 1994, Citicasters recorded net earnings of $41.7 million and $8.4 million respectively, attributable to the sale of the four television stations. In the fourth quarter of 1993, Predecessor recorded net earnings of $399.6 million directly attributable to its comprehensive financial restructuring (see Note B).

Included in selling, general and administrative expenses in 1994, 1993 and 1992 are charges of $7.2 million, $6.6 million, and $6.6 million, respectively, for advertising and charges of $2.2 million, $2.4 millioin and $2.3 million, respectively, for repairs and maintenance.

                                   PART IV

                                   ITEM 14

       Exhibits, Financial Statement Schedules and Reports on Form 8-K
       ---------------------------------------------------------------

(a)  Documents files as part of this Report:
     1.  Financial statements are included in Part II, Item 8.

     2.  Financial Statement Schedules:

         A. Selected Quarterly Financial Data is included in Note M to the Financial Statements.

         B.   Schedules filed herewith:
                                                                        Page
                                                                        ----
              For 1994, 1993 and 1992:
              ------------------------
              I - Condensed Financial Information of Registrant         S-2

              All other schedules for which provisions are made in the applicable regulation of Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

     3.  Exhibits - see Exhibit Index.

(b)  Reports on Form 8-K filed during the fourth quarter of 1994:

     Date of Report     Event Reported
     --------------     --------------
     October 12, 1994   Sale of Citicasters' network-affiliated television
                        stations to New World Communications Group,
                        Incorporated.

                               CITICASTERS INC.
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (In Thousands)

                           CONDENSED BALANCE SHEET
                           -----------------------

                                              December 31,
                                        ------------------------
                                          1994            1993
                                        --------        --------
ASSETS:
   Cash                                 $    210        $  3,469
   Investment in subsidiaries            277,969         217,477
   Deferred income tax assets              3,266           3,266
                                        --------        --------
                                        $281,445        $224,212
                                        ========        ========

LIABILITIES AND CAPITAL:
   Accounts Payable and accrued
     expenses                           $  8,217        $  8,056
   Long-term debt                        122,291          77,568
   Capital                               150,937         138,588
                                        --------        --------
                                        $281,445        $224,212
                                        ========        ========

                               CITICASTERS INC.
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (In Thousands)

                      CONDENSED STATEMENT OF OPERATIONS
                      ---------------------------------

                                                                Year ended December 31,
                                                        ---------------------------------------
                                                                              Predecessor
                                                                   |     -----------------------
                                                          1994     |      1993          1992
                                                        --------   |    --------      ---------
                                                                   |
INCOME:                                                            |
  Equity in undistributed earnings (losses)                        |
    of subsidiaries                                     $ 81,698   |    $145,939      ($599,384)
  Other income                                                 -   |          17            171
                                                        --------   |    --------      ---------
                                                          81,698   |     145,956       (599,213)
                                                        --------   |    --------      ---------
COSTS AND EXPENSES:                                                |
  Interest expense                                        17,351   |       9,348         11,837
  Loss on bad debts - advances to subsidiary                   -   |     213,054              -
  Other expenses                                           1,241   |       1,303          2,186
                                                        --------   |    --------      ---------
                                                          18,592   |     223,705         14,023
                                                        --------   |    --------      ---------
Earnings (loss) from continuing operations                         |
  before reorganization items                             63,106   |     (77,749)      (613,236)
                                                                   |
Reorganization items                                           -   |      10,953              -
                                                        --------   |    --------      ---------
                                                                   |
Earnings (loss) from continuing operations               63,106    |     (66,796)      (613,236)
                                                                   |
Discontinued operations:                                           |
  Gain on sale, net of income taxes of $750                   -    |           -         10,697
                                                        --------   |    --------      ---------
                                                                   |
                                                                   |
Earnings (loss) before extraordinary items               63,106    |     (66,796)      (602,539)
                                                                   |
Extraordinary items, net of income taxes                           |
  of $0 and $350                                              -    |     408,140          5,675
                                                        --------   |    --------      ---------
                                                                   |
NET EARNINGS (LOSS)                                     $ 63,106   |    $341,344      ($596,864)
                                                        ========   |    ========      =========


                               CITICASTERS INC.
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (In Thousands)

                      CONDENSED STATEMENT OF CASH FLOWS
                      ---------------------------------

                                                                Year ended December 31,
                                                        ----------------------------------------
                                                                              Predecessor
                                                                   |     -----------------------
                                                          1994     |       1993          1992
                                                        --------   |     --------      ---------
                                                                   |
OPERATING ACTIVITIES:                                              |
  Net earnings (loss)                                   $ 63,106   |     $341,344      ($596,864)
  Adjustments:                                                     |
    Non-cash minority interest expense                         -   |       26,776         28,846
    Equity in undistributed net earnings                           |
      of subsidiaries                                    (81,698)  |     (158,298)       590,115
    Loss on bad debts - advances to subsidiaries               -   |      213,055              -
    Other non-cash adjustments                               197   |          168            424
    Realized gains on investing activities                    -   |            -         (11,447)
    Extraordinary gain on retirements                              |
      and refinancing of long-term debt                        -   |     (408,140)        (6,025)
    Increase (decrease) in accounts payable and                    |
      accrued expenses                                       161   |      (19,404)        (4,578)
    Dividend from subsidiary                             134,443   |            -              -
    Other                                                      -   |           63             26
                                                        --------   |     --------      ---------
                                                         116,209   |       (4,436)           497
                                                                   |
INVESTING ACTIVITIES:                                              |
  Investment in subsidiary                              (113,237)  |            -              -
  Cash advanced from subsidiaries                              -   |        1,447          5,672
                                                        --------   |     --------      ---------
                                                        (113,237)  |        1,447          5,672
                                                                   |
FINANCING ACTIVITIES:                                              |
  Retirements and refinancings of long-term debt        (150,824)  |            -        (16,105)
  Additional long-term borrowings                        195,350   |        6,339         10,000
  Proceeds from the issuance of common stock                   -   |        1,161              -
  Common shares repurchased                              (51,054)  |            -              -
  Financing costs                                              -   |       (1,106)             -
  Other                                                      297   |            -              -
                                                        --------   |     --------      ---------
                                                          (6,231)  |        6,394         (6,105)
                                                        --------   |     --------      ---------
                                                                   |
NET INCREASE (DECREASE) IN CASH AND                                |
  SHORT-TERM INVESTMENTS                                  (3,259)  |        3,405             64
                                                                   |
Cash at beginning of period                                3,469   |           64              -
                                                        --------   |     --------      ---------
                                                                   |
Cash at end of period                                   $    210   |     $  3,469      $      64
                                                        ========   |     ========      =========


                               CITICASTERS INC.
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (In Thousands)

       SUPPLEMENTARY SCHEDULE TO THE CONDENSED STATEMENT OF CASH FLOWS
       ---------------------------------------------------------------

                                                                   Year ended
                                                                December 31, 1993
                                                                -----------------
                                                                   Predecessor
                                                                   -----------
EFFECTS OF REORGANIZATION ACTIVITIES:
  Cash Items:
    Operating activities:
      Professional fees and other expenses
        related to bankruptcy proceedings                           ($  3,743)
                                                                     ========

    Financing activities:
      Common stock issued for cash                                   $  1,161
      Long-term debt issued for cash                                    6,339
                                                                     --------
                                                                     $  7,500
                                                                     ========
Non Cash Items:
  Decrease in long-term debt through the
    issuance of common stock                                        ($221,541)
  Increase in long-term debt (primarily
    reduction in original issue discount)                                 370
  Elimination of minority interest through
    the issuance of common stock                                     (274,932)
  Common stock issued in reorganization                               134,762
  Decrease in accrued liabilities subject to
    exchange                                                          (51,712)
  Net adjustment of accounts to fair value                            (15,961)
  Increase in accrued liabilities
    (professional fees and other expenses
    related to bankruptcy proceedings)                                  1,438
                                                                     --------
                                                                    ($427,576)
                                                                     ========

                                  SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Citicasters Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Citicasters Inc.

                                        By:  JOHN P. ZANOTTI
                                            -----------------------
                                            Chief Executive Officer
Signed: March 17, 1995

                              -----------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                       Capacity                     Date
        ---------                       --------                     ----

JOHN P. ZANOTTI
- -----------------------
John P. Zanotti                         Director                March 17, 1995

THEODORE H. EMMERICH
- -----------------------
Theodore H. Emmerich                    Director                March 17, 1995

S. CRAIG LINDNER
- -----------------------
S. Craig Lindner                        Director                March 17, 1995

CARL H. LINDNER
- -----------------------
Carl H. Lindner                         Director                March 17, 1995

JAMES E. EVANS
- -----------------------
James E. Evans                          Director                March 17, 1995

JULIUS S. ANREDER
- -----------------------
Julius S. Anreder                       Director                March 17, 1995

GREGORY C. THOMAS
- -----------------------
Gregory C. Thomas            Executive Vice President and
                               Chief Financial Officer
                            (Principal Accounting Officer)      March 17, 1995

                               CITICASTERS INC.
                              INDEX TO EXHIBITS


Number                          Exhibit Description
- ------                          -------------------
 2.1    Joint Prepackaged Plan of Reorganization of Predecessor and certain subsidiaries under chapter 11 of the Bankruptcy Code, filed as Exhibit
        2.1 to Citicasters Inc.'s Form 10-Q for the quarterly period ended
        September 30, 1993. *

 3.1 Restated Articles of Incorporation of Citicasters, filed as Exhibit 3.1 to Citicasters Inc.'s, Form 10-K for 1993. *

 3.2    Restated Bylaws of Citicasters, filed as Exhibit 3.2 to Citicasters
        Inc's, Form 10-K for 1993. *

 4.1 Loan Agreement dated as of October 5, 1994, as modified from time to time, between Citicasters Co., Citicasters Inc. and certain banks, filed as Exhibit 4.1 to Citicasters Inc.'s, Form 10-Q for the quarterly period ended September 30, 1994. *

 4.2    Indenture dated as of February 18, 1994, between Citicasters and
        Shawmut Bank, N.A., as Trustee relating to the 9-3/4% Senior
        Subordinated Notes due 2004 (the form of which 9-3/4% Senior
        Subordinated Notes due 2004 is included therein), filed as exhibit 4.2 to Citicasters Inc.'s 8-K dated February 18, 1994. *

10.1    Citicasters 1993 Stock Option Plan, filed as Exhibit 10.1 to
        Citicasters Inc.'s, Form 10-K for 1993. *

10.2    1994 Directors Stock Option Plan.

10.3 Comprehensive Settlement Agreement dated as of December 1, 1993, by and among Predecessor, AFC, Carl H. Lindner and other parties named therein, as incorporated by reference to Exhibit 10.23 to Amendment
        No. 2 to Citicasters Inc.'s, Form S-4 Registration Statement No. 33-
        63036 dated September 27, 1993. *

 11     Computation of earnings per common share

 21     Subsidiaries of the Registrant

 27     Financial Data Schedule

        Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries other than those listed above.

* Incorporated herein by reference


================================================================================

                       Citicasters Inc. 1994 Form 10-K

================================================================================