Form 10-Q
period 1995-03-31
CITICASTERS INC
filed 1995-05-05
CIK 317833

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1995

                           Commission File No. 1-8283


                                Citicasters Inc.

                     Incorporated under the laws of Florida

                   IRS Employer Identification No. 59-2054850

                 One East Fourth Street, Cincinnati, Ohio 45202

                              Phone: (513) 562-8000



                     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


            As of May 1, 1995, there were 8,976,661 shares of Common Stock outstanding.


                              EXHIBIT INDEX Page 12

                             CITICASTERS INC. - 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                        CITICASTERS INC. AND SUBSIDIARIES
                                  BALANCE SHEET
                             (Dollars in Thousands)




                                                                                March 31,     December 31
                                                                                     1995            1995
                                                                                ---------     -----------


       ASSETS
    Current assets:
      Cash and short-term investments                                            $ 40,632        $ 46,258
      Trade receivables, less allowance for
        doubtful accounts of $1,494 and $1,244                                     25,543          31,851
      Broadcast program rights                                                      5,523           5,488

      Prepaid and other current assets                                              1,536           2,635

             Total current assets                                                  73,234          86,232

    Broadcast program rights, less current portion                                  3,465           4,466
    Property and equipment, net                                                    26,342          25,083
    Contracts, broadcasting licenses and other
      intangibles, less accumulated amortization
      of $10,940 and $8,932                                                       272,687         274,695
    Deferred charges and other assets                                              18,489          13,016


                                                                                 $394,217        $403,492

                                                                                 March 31     December 31
                                                                                   1995           1995
       LIABILITIES AND SHAREHOLDERS' EQUITY                                    ----------     -----------
    Current liabilities:
      Accounts payable, accrued expenses and
        other current liabilities                                                $ 25,207        $ 33,673
      Broadcast program rights fees payable                                         4,999           5,041


             Total current liabilities                                             30,206          38,714

    Broadcast program rights fees payable,
      less current portion                                                          2,735           3,666
    Long-term debt                                                                122,337         122,291
    Deferred income taxes                                                          44,486          44,486
    Other liabilities                                                              42,405          43,398

             Total liabilities                                                    242,169         252,555


    Shareholders' equity:
      Common Stock, $.01 par value, including additional
        paid-in capital; 500,000,000 shares authorized;
        8,976,661 and 8,979,221 shares outstanding                                 87,664          87,831
      Retained earnings from January 1, 1994                                       64,384          63,106

      Total shareholders' equity                                                  152,048         150,937


                                                                                 $394,217        $403,492

    See notes to financial statements.

                             CITICASTERS INC. - 10-Q
                        CITICASTERS INC. AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                            Three months ended
                                                                                March 31,
                                                                         ------------------------
                                                                        1995              1994
     Net Revenues:                                                    ---------       ----------
      Television broadcasting                                          $14,086          $34,542

       Radio broadcasting                                               14,959           13,907

                                                                        29,045           48,449

     Costs and expenses:

       Operating expenses                                                9,144           17,242
       Selling, general and administrative                              10,735           15,765
       Corporate general and administrative                              1,123            1,158

       Depreciation and amortization                                     3,319            7,091

                                                                        24,321           41,256

     Operating income                                                    4,724            7,193

     Other income (expense):
       Interest expense                                                 (3,513)          (9,762)
       Investment income                                                   680               56

       Miscellaneous, net                                                  187             (439)

                                                                        (2,646)         (10,145)

     Earnings (loss) before income taxes                                 2,078           (2,952)

     Income taxes                                                          800           (1,200)

     NET EARNINGS (LOSS)                                               $ 1,278          ($1,752)

     Net earnings per share                                              $0.14           ($0.15)

     Average common shares                                               9,253           11,397

    See notes to financial statements.

                             CITICASTERS INC. - 10-Q

                        CITICASTERS INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)




                                                        Three months ended
                                                            March 31,
                                                 1995                     1994
    Common Stock, including additional
        paid-in capital:
      Beginning balance                         $ 87,831                 $138,588
      Common Stock repurchased
         and retired                                (329)                 -
      Common Stock issued upon
         exercise of stock options                   162                     -

    Balance at end of period                    $ 87,664                 $138,588


    Retained earnings (Deficit):
     Beginning balance                          $ 63,106                 $   -
     Net earnings (loss)                           1,278                   (1,752)

                                                $ 64,384                 $ (1,752)

    TOTAL SHAREHOLDERS EQUITY                   $152,048                 $136,836

                             CITICASTERS INC. - 10-Q

                        CITICASTERS INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                        Three months ended
                                                                             March 31,
                                                                        1995           1994
    OPERATING ACTIVITIES:
      Net earnings (loss)                                              $ 1,278         ($ 1,752)
      Adjustments:
        Depreciation and amortization                                    3,319            7,091

        Non-cash interest expense                                           46              -
        Decrease in trade receivables                                    6,308            5,342
        Decrease (increase) in broadcast program                            (7)             451
          rights, net of fees payable
        Decrease in accounts payable, accrued
          expenses and other liabilities                                (9,459)            (370)
        Decrease in deferred income taxes                                   -              (819)

        Other                                                              487              337
                                                                         1,972           10,280
    INVESTING ACTIVITIES:
      Deposits on broadcast stations to be acquired                     (4,900)           -
      Purchases of real estate, property and equipment                  (2,591)          (1,330)
      Other                                                                 60               (4)

                                                                        (7,431)          (1,334)
    FINANCING ACTIVITIES:
      Retirements and refinancing of long-term debt                        -           (196,318)
      Additional long-term borrowings                                      -            195,350
      Repurchases of the Company's Common Stock                           (328)           -
      Other                                                                161             -

                                                                          (167)            (968)

    NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS          (5,626)           7,978

    Cash and short-term investments at beginning of period              46,258            4,789


    Cash and short-term investments at end of period                   $40,632         $ 12,767


    See notes to financial statements.

                             CITICASTERS INC. - 10-Q

                          NOTES TO FINANCIAL STATEMENTS

    A.      ACCOUNTING POLICIES

            BASIS OF PRESENTATION The accompanying financial statements for Citicasters Inc. are unaudited, but Citicasters believes that all adjustments (consisting only of normal recurring accruals, unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles. Significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform to the current year's presentation.

            On December 28, 1993, the Company completed its comprehensive financial restructuring through a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code. As of December 31, 1993, the Company adopted fresh-start reporting as required by AICPA Statement of Position No. 90-7 entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to the adoption of fresh-start reporting the Company adjusted its assets and liabilities to their estimated fair values and restated retained earnings to zero.

            All acquisitions have been treated as purchases. The accounts and results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

            At May 1, 1995, American Premier Group and its Subsidiaries (American Premier) owned 3,366,057 shares (37.5%) of
            Citicasters' outstanding Common Stock. American Premier's Chairman, Carl H. Lindner, owned an additional 1,557,468 shares (17.3%) of Citicasters' outstanding Common Stock.

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

            DEBT DISCOUNT Debt discount is being amortized over the life of the related debt obligations by the interest method.

            INCOME TAXES Citicasters files a consolidated Federal income tax return which includes all 80% or more owned subsidiaries. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

            EARNINGS (LOSS) PER SHARE Earnings (loss) per share is based upon the weighted average number of common shares and gives effect to common equivalent shares (dilutive options) outstanding during the respective periods.

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

    B. ACQUISITIONS AND DISPOSITIONS During the first quarter of 1995, Citicasters entered into agreements to acquire second FM stations in Tampa (WTBT) and Portland (KKCW). The purchase price for the Portland station is $30 million and the purchase price for the Tampa station will be between $5.5 million and $8 million depending on the satisfaction of certain conditions. Pursuant to the terms of these agreements Citicasters made escrow deposits aggregating $4.9 million. The escrow deposits are included in the balance sheet caption "Deferred charges and other assets." Citicasters began operating WTBT-FM under a local marketing agreement during March 1995. It is anticipated that the purchase of KKCW-FM will be completed during the second quarter of 1995.

            During 1994, Citicasters sold one AM and three FM radio stations and acquired or commenced the operation of two FM radio stations. The following table sets forth certain information regarding these radio station transactions:

                                      Date Operations          Date of                   Acquisition Price/
                                      Commenced/Ceased         Closing                      Sales Price
            Acquisitions:
              Sacramento (KRXQ-FM)    January 1, 1994          May 27, 1994              $16 million
              Cincinnati (WWNK-FM)    April 25, 1994           April 21, 1995            $15 million

            Dispositions:
              Detroit (WRIF-FM)       January 23, 1994         September 23, 1994        $11.5 million
              Milwaukee (WLZR-FM&AM)  April 14, 1994           April 14, 1994            $7 million
              Denver (KBPI-FM)        April 19, 1994           August 5, 1994            $8 million

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

            The following proforma financial information is based on the historical financial statements of Citicasters, adjusted to reflect the television station sales, retirement of long-term debt and the February 1994 refinancing of subordinated debt (in thousands except per share data).

                                                       Three months ended
                                                         March 31, 1994
              Net revenues                                $26,872

              Operating income                            $ 2,539
              Net earnings                                $   829

              Net earnings per share                      $   .07

    C.  LONG-TERM DEBT  Long-term debt consisted of the following (in thousands):

                                                                            March 31,  December 31,
                                                                              1995        1994


                Citicasters:
                  9-3/4% Senior Subordinated Notes
                    due February 2004, less unamortized
                    discount of $2,663 and $2,709
                    (imputed interest rate 10.13%)                             $122,337   $122,291



        As of March 31, 1995, Citicasters had $125 million of bank credit available under an acquisition facility and $25 million of bank credit available under a working capital facility. As of May 1, 1995, Citicasters had no amounts outstanding under either facility.

    D. SHAREHOLDERS' EQUITY Citicasters is authorized to issue 500 million shares of Class A Common Stock, $.01 par value, 125 million shares of Class B Common Stock, $.01 par value and 9.5 million shares of Serial Preferred Stock, $.01 par value. The preferred stock may have such preferences and other rights and limitations as the Board of Directors may designate with respect to each series.

        Citicasters' bank credit agreement permits it to acquire up to $65 million of its common stock. During the last four months of 1994, Citicasters acquired 2,354,475 shares of its common stock for $51.1 million from several unaffiliated institutions. During the first quarter of 1995, Citicasters completed an odd lot tender pursuant to which it acquired an additional 10,950 shares at a cost of $30 per share from holders of fewer than 100 shares.

    E. SUBSEQUENT EVENT On April 19, 1995, Citicasters' Board of Directors declared a three for two stock split of its outstanding Common Stock. The stock split was effective for holders of record at the close of business on May 4, 1995 with a distribution expected to be made on May 18, 1995. Prior to the split, Citicasters had 8,976,661 shares of its Common Stock outstanding. The split will increase this number to approximately 13.5 million shares.

                             CITICASTERS INC.  10-Q

                                     ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


    GENERAL

    The following is a discussion of certain factors affecting Citicasters' results of operations for the three month period ended March 31, 1995 and its liquidity and capital resources. This discussion should be read in conjunction with Citicasters' Financial Statements.

    LIQUIDITY AND CAPITAL RESOURCES

    Citicasters is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary, Citicasters Co., to meet its expenditures for administrative expenses and debt service obligations. Based upon current levels of Citicasters Co.'s operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations (including capital expenditures), administrative expenses and debt service. Citicasters' credit agreement provides two credit facilities: an acquisition facility of $125 million and a working capital facility of $25 million. Citicasters Co. is permitted to advance funds or pay dividends to Citicasters Inc. for administrative expenses, borrowing costs and payment of dividends. No funds have been drawn under these facilities as of May 1, 1995.

    Anticipated capital expenditures for 1995 include two major projects; a building renovation for the three Cincinnati stations ($4.5 million) and the construction of an FM tower in Tampa ($3 million).

    Citicasters expects to use its excess operating cash flow and the $125 million acquisition facility to fund future acquisitions of radio stations. Citicasters expects to pursue the acquisition of additional stations in its present markets and stations in markets where it does not currently own stations. Citicasters completed the $15 million purchase of WWNK-FM in Cincinnati during April 1995. During the first quarter of 1995, Citicasters entered into agreements to acquire second FM radio stations in Tampa (WTBT) and in Portland (KKCW). The purchase price for KKCW-FM is $30 million and the purchase price for WTBT-FM will be between $5.5 million and $8 million depending on the satisfaction of certain conditions. Citicasters anticipates that the purchase of KKCW-FM will be completed during the second quarter of 1995.

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

                              CITICASTERS INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - continued

    Net revenues and operating income are shown below (in thousands):

                                                                 Three months ended
                                                                      March 31,
                                                              1995              1994
    Net revenues:
    Television broadcasting:

      Local                                                    $ 7,643        $19,164
      National                                                   5,775         13,618
      Other                                                        667          1,760
        Total                                                   14,085         34,542

    Radio broadcasting:
      Local                                                     11,970         11,610
      National                                                   2,804          2,158
      Other                                                        186            139
        Total                                                   14,960         13,907

      Total net revenues                                        29,045         48,449

    Operating, selling, general
      and administrative expenses                              (19,879)       (33,007)
    Corporate general and
      administrative expenses                                   (1,123)        (1,158)

      Operating income before
        depreciation and
        amortization                                             8,043         14,284

    Depreciation and amortization                               (3,319)        (7,091)

      Operating income                                         $ 4,724        $ 7,193

                              CITICASTERS INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - continued

    Net revenues and operating income adjusted to remove the operating results of the four television stations sold, are shown below (in thousands):

                                                          Three months ended
                                                               March 31,
                                                        1995              1994

    Net revenues:
    Television broadcasting                            $14,085            $12,965
    Radio broadcasting                                  14,960             13,907

      Total net revenues                                29,045             26,872

    Operating, selling, general
      and administrative expenses                      (19,879)           (19,692)
    Corporate general and
      administrative expenses                           (1,123)            (1,158)

      Operating income before
        depreciation and
        amortization                                     8,043              6,022

    Depreciation and amortization                       (3,319)            (3,483)

      Operating income                                 $ 4,724            $ 2,539



    Three months ended March 31, 1995 compared to March 31, 1994

    The decrease in television net revenues is attributable to the sale of four television stations in September and October 1994. Excluding the results of the stations sold, television net revenues increased 9% over the first quarter of 1994. This increase reflects the expanding economy's effect on advertising expenditures and sales efforts. Radio net revenues increased 8% over the first quarter of 1994. The first quarter of 1994 included the results of one additional FM station; the net revenue increase for the current radio group was approximately 15%. The increase is attributable to the expanding economy, sales efforts and improved ratings at several of the stations.

                              CITICASTERS INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - continued

    Costs and expenses including depreciation and amortization decreased as a result of the sale of the television stations and a decrease in the number of FM radio stations.

    Operating income declined as a result of the sale of the four television stations in September and October 1994. Excluding the results of the stations sold, operating income increased 86% over the first quarter of 1994 due to the increases in net revenue.

    Operating Outlook - three months ended June 30, 1995 compared to June
    30, 1994

    The economy and advertising expenditures continue to grow and Citicasters anticipates increases in both net revenues and operating income before depreciation and amortization for its two television stations and the radio group.

    Other Income (Expense) Information

    Interest expense decreased $6.2 million (64%) from the first quarter of 1994 due primarily to reduced debt levels resulting from the sale of four television stations in September and October 1994.

                              CITICASTERS INC. 10-Q

                                     PART II

                                OTHER INFORMATION





                                     ITEM 6

                        Exhibits and Reports on Form 8-K



    a) Exhibits:             11  Computation of Earnings Per Common Share
                             27  Financial Data Schedule


    b) Reports on Form 8-K:  None

                              CITICASTERS INC. 10-Q




                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CITICASTERS INC.




    May 5, 1995                       BY: GREGORY C. THOMAS
                                          Gregory C. Thomas
                                          Executive Vice President and
                                            Chief Financial Officer

                        CITICASTERS INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE
                    (In thousands, except per share amounts)




                                                                                   Three months
                                                                                       ended
                                                                                      March 31,
                                                                                        1995

     Net earnings used to calculate primary and fully-
       diluted earnings per share                                                     $ 1,278

     Shares used in calculation of primary earnings
       per share:
         Weighted average common shares                                                 8,982
         Dilutive effect of assumed exercise of certain options
           for the purchase of common shares                                              270
         Weighted average common shares used to calculate
           primary earnings per share                                                   9,252


     Primary earnings per common share                                                $  0.14




     Shares used in calculation of fully-diluted
       earnings per share:
         Weighted average common shares                                                 8,982
         Dilutive effect of assumed exercise of
           certain stock options for the purchase
           of common stock                                                                310
         Weighted average common shares used to calculate
           fully-diluted earnings per share                                             9,292

     Fully-diluted earnings per common share                                          $  0.14
