Form 10-Q
period 1995-06-30
CITICASTERS INC
filed 1995-08-11
CIK 317833

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1995

                           Commission File No. 1-8283


                                Citicasters Inc.

                     Incorporated under the laws of Florida

                   IRS Employer Identification No. 59-2054850

                 One East Fourth Street, Cincinnati, Ohio 45202

                              Phone: (513) 562-8000



                     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


            As of August 1, 1995, there were 13,466,308 shares of Common Stock outstanding.


                              EXHIBIT INDEX Page 12

                             CITICASTERS INC. - 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                        CITICASTERS INC. AND SUBSIDIARIES
                                  BALANCE SHEET
                             (Dollars in Thousands)


                                                                                  June 30,       December 31,
                                                                                   1995             1994
       ASSETS
    Current assets:
      Cash and short-term investments                                             $  6,252        $ 46,258
      Trade receivables, less allowance for
        doubtful accounts of $1,606 and $1,244                                      30,928          31,851
      Broadcast program rights                                                       5,625           5,488

      Prepaid and other current assets                                               1,691           2,635
             Total current assets                                                   44,496          86,232

    Broadcast program rights, less current portion                                   3,641           4,466
    Property and equipment, net                                                     33,146          25,083
    Contracts, broadcasting licenses and other
      intangibles, less accumulated amortization
      of $12,989 and $8,932                                                        310,758         274,695
    Deferred charges and other assets                                               17,285          13,016

                                                                                  $409,326        $403,492

       LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable, accrued expenses and
        other current liabilities                                                 $ 18,963        $ 33,673
      Broadcast program rights fees payable                                          5,264           5,041
             Total current liabilities                                              24,227          38,714


    Broadcast program rights fees payable,
      less current portion                                                           3,002           3,666
    Long-term debt                                                                 128,384         122,291
    Deferred income taxes                                                           44,486          44,486
    Other liabilities                                                               51,933          43,398
             Total liabilities                                                     252,032         252,555





    Shareholders' equity:
      Common Stock, $.01 par value, including additional
        paid-in capital; 500,000,000 shares authorized;
        13,466,308 and 13,468,832 shares outstanding                                87,668          87,831
      Retained earnings from January 1, 1994                                        69,626          63,106
      Total shareholders' equity                                                   157,294         150,937


                                                                                  $409,326        $403,492

    See notes to financial statements.


                                              CITICASTERS INC. - 10-Q

                                         CITICASTERS INC. AND SUBSIDIARIES
                                              STATEMENT OF OPERATIONS
                                     (In Thousands, Except Per Share Amounts)

                                                          Three months ended                  Six months ended
                                                                June 30,                          June 30,

                                                         1995             1994              1995          1994
     Net Revenues:
       Television broadcasting                            $16,429         $ 42,362           $30,515     $ 76,904
       Radio broadcasting                                  20,457           18,061            35,416       31,968
                                                           36,886           60,423            65,931      108,872

     Costs and expenses:
       Operating expenses                                   9,229           17,818            18,373       35,060
       Selling, general and administrative                 11,587           16,080            22,322       31,845
       Corporate general and administrative                 1,038            1,304             2,161        2,462
       Depreciation and amortization                        3,444            6,900             6,763       13,991

                                                           25,298           42,102            49,619       83,358
     Operating income                                      11,588           18,321            16,312       25,514
     Other income (expense):
       Interest expense                                    (3,372)          (9,652)           (6,885)     (19,414)

       Investment income                                      387              158             1,067          214
       Miscellaneous, net                                     (61)             (66)              126         (505)
                                                           (3,046)          (9,560)           (5,692)     (19,705)
     Earnings before income taxes                           8,542            8,761            10,620        5,809
     Income taxes                                           3,300            3,600             4,100        2,400

     NET EARNINGS                                         $ 5,242        $   5,161           $ 6,520     $  3,409
     SHARE DATA:
       Primary:
         Net earnings                                       $.37             $.30              $.47         $.20
         Average common shares                             14,020           17,103            13,957       17,099


       Fully Diluted:
         Net earnings                                       $.37             $.30              $.46         $.20
         Average common shares                             14,093           17,103            14,095       17,099



    See notes to financial statements.

                                              CITICASTERS INC. - 10-Q

                                         CITICASTERS INC. AND SUBSIDIARIES
                                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (In Thousands)



                                                                                     Six months ended
                                                                                         June 30,
                                                                                   1995             1994
    Common Stock, including additional
        paid-in capital:
      Beginning balance                                                          $ 87,831         $138,588  Common Stock repurchased
         and retired                                                                 (341)            -
      Common Stock issued upon
         exercise of stock options                                                    178             -

    Balance at end of period                                                       87,668          138,588

    Retained earnings:
     Beginning balance                                                             63,106             -
     Net earnings                                                                   6,520            3,409

                                                                                 $ 69,626         $  3,409

    TOTAL SHAREHOLDERS' EQUITY                                                   $157,294         $141,997

                                              CITICASTERS INC. - 10-Q

                                         CITICASTERS INC. AND SUBSIDIARIES
                                              STATEMENT OF CASH FLOWS
                                                  (In Thousands)

                                                                                     Six months ened
                                                                                         June 30,
                                                                                1995               1994
    OPERATING ACTIVITIES:
      Net earnings                                                                 $ 6,520        $ 3,409
      Adjustments:
        Depreciation and amortization                                                6,763         13,991
        Non-cash interest expense                                                       93            101
        Decrease (increase) in trade receivables                                       923         (2,199)
        Decrease in broadcast program rights,
          net of fees payable                                                          247            565
        Increase (decrease) in accounts payable, accrued
          expenses and other liabilities                                            (6,133)         2,135
        Increase in deferred income taxes                                             -             2,798
        Other                                                                          (91)         1,825
                                                                                     8,322         22,625

    INVESTING ACTIVITIES:
      Deposits on broadcast stations to be acquired                                 (3,400)          -
      Purchases of:
        Broadcast stations                                                         (45,000)       (16,380)
        Real estate, property and equipment                                         (5,783)        (3,275)
      Sales of broadcast stations                                                     -             9,500
      Other                                                                             18           (352)
                                                                                   (54,165)       (10,507)
    FINANCING ACTIVITIES:
      Retirements and refinancing of long-term debt                                   -          (201,068)
      Additional long-term borrowings                                                6,000        195,350
      Repurchases of the Company's Common Stock                                       (341)          -
      Other                                                                            178           -
                                                                                     5,837         (5,718)

    NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                     (40,006)         6,400

    Cash and short-term investments at beginning of period                          46,258          4,789

    Cash and short-term investments at end of period                               $ 6,252       $ 11,189

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

            American Financial Group, Inc. and its Subsidiaries ("American Financial") owned 5,049,085 shares (37.5%) of Citicasters' outstanding Common Stock at August 1, 1995. At that date, American Financial's Chairman, Carl H. Lindner, owned an additional 2,319,796 shares (17.2%) of Citicasters' outstanding Common Stock.

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

            CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES Contracts, broadcasting licenses and other intangible srepresent the excess of the value of the broadcast stations over the values of their net tangible assets, and is attributable to FCC licenses, network affiliation agreements and other contractual or market related factors.
            Reorganization value in excess of amounts allocable to identifiable assets represents the excess of the estimated fair value of the Company at the time of the reorganization over the estimated fair value allocated to its net identifiable assets. Intangible assets are being amortized on a straight-line basis over an average of 35 years. On an ongoing basis, Citicasters reviews the carrying value of its intangible assets. If this review indicates that intangible assets will not be recoverable, as determined based on undiscounted cash flows of the Company's broadcast stations over the remaining amortization period, Citicasters' carrying values of intangible assets are reduced by the amount of the estimated shortfall of cash flows.

                              CITICASTERS INC. 10-Q

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

            EARNINGS PER SHARE Primary and fully diluted earnings per share are based upon the weighted average number of common shares and gives effect to common equivalent shares (dilutive options) outstanding during the respective periods.

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

    B. ACQUISITIONS AND DISPOSITIONS On June 19, 1995, Citicasters acquired its second FM station in Portland (KKCW) for $30 million. During August 1995, Citicasters acquired a second FM radio station in Tampa (WTBT) for $5.5 million. The purchase price included a $3.4 million escrow deposit which is reflected in Citicasters June 30, 1995 balance sheet in the caption "Deferred charges and other assets." The purchase price for WTBT-FM could increase to $8 million depending on the satisfaction of certain conditions. Citicasters began operating WTBT-FM during March 1995.

            During 1994, Citicasters sold one AM and three FM radio stations and acquired or commenced the operation of two FM radio stations. The following table sets forth certain information regarding these radio station transactions:

                              CITICASTERS INC. 10-Q

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


            In the aggregate, these purchases and sales of radio stations in 1994 and 1995 will not have a material effect on Citicasters' results.

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

                              CITICASTERS INC. 10-Q

            The following proforma financial information is based on the historical financial statements of Citicasters, adjusted to reflect the television station sales, retirement of long-term debt and the February 1994 refinancing of subordinated debt (in thousands except per share data):

                                                                 Three months                      Six months
                                                                    ended                            ended
                                                                June 30, 1994                    June 30, 1994
          Net revenues                                           $33,453                             $60,325

           Operating income                                      $ 8,158                             $10,697
           Net earnings                                          $ 2,943                             $ 2,114

           Net earnings per share                                $   .17                             $   .12

    C.      LONG-TERM DEBT  Long-term debt consisted of the following
            (in thousands):

                                                                         June 30,        December 31,
                                                                            1995              1994
                Citicasters:
                  9-3/4% Senior Subordinated Notes
                    due February 2004, less unamortized
                    discount of $2,616 and $2,709
                    (imputed interest rate 10.13%)                          $122,384      $122,291


                Subsidiaries:
                  Bank credit facility                                         6,000          -
                                                                            $128,384      $122,291



            As of June 30, 1995, Citicasters had $119 million of bank credit available under a $125 million acquisition facility and all $25 million of bank credit available under a working capital facility. During the second quarter of 1995 Citicasters borrowed $6 million using the acquisition facility to partially fund the purchase of its second FM station in Portland. No additional funds have been drawn under either of these facilities as of August 1, 1995.

                              CITICASTERS INC. 10-Q

    D. SHAREHOLDERS' EQUITY Citicasters is authorized to issue 500 million shares of Class A Common Stock, $.01 par value, 125 million shares of Class B Common Stock, $.01 par value and 9.5 million shares of Serial Preferred Stock, $.01 par value. The preferred stock may have such preferences and other rights and limitations as the Board of Directors may designate with respect to each series.

            On April 19, 1995, Citicasters' Board of Directors declared a three for two stock split of its outstanding Common Stock. The stock split was effective for holders of record at the close of business on May 4, 1995 with a distribution made on May 18, 1995 and resulted in the issuance of 4,488,418 additional common shares. All share and per share data have been restated to reflect the stock split.

            Citicasters' bank credit agreement permits it to acquire up to $65 million of its common stock. During the last four months of 1994, Citicasters acquired 3,518,212 shares of its common stock for $51.1 million from several unaffiliated institutions. During the first quarter of 1995, Citicasters completed an odd lot tender pursuant to which it acquired an additional 16,457 shares at a cost of $20 per share from holders of fewer than 100 shares.

                             CITICASTERS INC.  10-Q

                                     ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

    GENERAL

    The following is a discussion of certain factors affecting Citicasters' results of operations for the three and six month periods ended June 30, 1995 and its liquidity and capital resources. This discussion should be read in conjunction with Citicasters' Financial Statements.

    LIQUIDITY AND CAPITAL RESOURCES
    Citicasters is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary, Citicasters Co., to meet its expenditures for administrative expenses and debt service obligations. Based upon current levels of Citicasters Co.'s operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations (including capital expenditures), administrative expenses and debt service. Citicasters' credit agreement provides two credit facilities: an acquisition facility of $125 million and a working capital facility of $25 million. Citicasters Co. is permitted to advance funds or pay dividends to Citicasters Inc. for administrative expenses, borrowing costs and payment of dividends. During the second quarter of 1995 Citicasters borrowed $6 million from the acquisition facility to partially fund the purchase of its second FM station in Portland. No additional funds have been drawn under either of these facilities as of August 1, 1995. Anticipated capital expenditures for 1995 include two major projects; a building renovation for the three Cincinnati stations expected to cost $4.5 million and the construction of a FM tower in Tampa expected to cost $3 million. At June 30, 1995, approximately $2 million had been spent for the Cincinnati project and approximately $2.5 million had been spent on the Tampa project.

    Citicasters expects to use its excess operating cash flow and the acquisition facility to fund future acquisitions of radio stations. Citicasters expects to pursue the acquisition of additional stations in its present markets and stations in markets where it does not currently own stations. Citicasters completed the $30 million purchase of KKCW-FM in Portland and the $15 million purchase of WWNK-FM in Cincinnati in the second quarter of 1995. During August 1995, Citicasters acquired a second FM radio station in Tampa (WTBT) for $5.5 million. The purchase price for WTBT could increase to $8 million depending on the satisfaction of certain conditions.

                              CITICASTERS INC. 10-Q

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

                                               Three months ended          Six months ended
                                                    June 30,                     June 30,
                                               1995         1994            1995        1994
    Net revenues:
    Television broadcasting:
      Local                                    $ 8,097   $21,501          $15,740   $ 40,665
      National                                   7,507    18,894           13,282     32,512
      Other                                        825     1,967            1,493      3,727
        Total                                   16,429    42,362           30,515     76,904

    Radio broadcasting:
      Local                                     16,714    15,110           28,684     26,720
      National                                   3,589     2,798            6,393      4,956
      Other                                        154       153              339        292
        Total                                   20,457    18,061           35,416     31,968
      Total net revenues                        36,886    60,423           65,931    108,872





    Operating, selling, general
    and administrative expenses                (20,816)  (33,898)         (40,695)   (66,905)
    Corporate general and
      administrative expenses                   (1,038)   (1,304)          (2,161)    (2,462)

      Operating income before
        depreciation and
        amortization                            15,032    25,221           23,075     39,505

    Depreciation and amortization               (3,444)   (6,900)          (6,763)   (13,991)

      Operating income                         $11,588   $18,321          $16,312    $ 25,514

                              CITICASTERS INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - continued

    Net revenues and operating income adjusted to remove the operating results of the four television stations sold, are shown below
    (in thousands):

                                                          Three months ended                Six months ended
                                                               June 30,                         June 30,
                                                          1995          1994                1995       1994

    Net revenues:

    Television broadcasting                              $16,429        $15,392            $30,515    $28,357
    Radio broadcasting                                    20,457         18,061             35,416     31,968

      Total net revenues                                  36,886         33,453             65,931     60,325

    Operating, selling, general
      and administrative expenses                        (20,816)       (20,570)           (40,695)   (40,262)
    Corporate general and
      administrative expenses                             (1,038)        (1,304)            (2,161)    (2,462)

      Operating income before
      depreciation and
        amortization                                      15,032         11,579             23,075     17,601

    Depreciation and amortization                         (3,444)        (3,421)            (6,763)    (6,904)

      Operating income                                   $11,588        $ 8,158            $16,312    $10,697


    Three and six months ended June 30, 1995 compared to June 30, 1994
    The decrease in television net revenues for the three and six months ended June 30, 1995 is attributable to the sale of four television stations in September and October 1994. Excluding the results of the stations sold, television net revenues increased 7% and 8% respectively, during the three and six months ended June 30, 1995 compared to the same periods a year ago. This increase reflects the expanding economy's effect on advertising expenditures and sales efforts. Radio net revenues increased by 13% and 11% for the three and six months, respectively, due to the expanding economy, sales efforts and improved ratings at several of the stations.

    Costs and expenses including depreciation and amortization decreased as a result of the sale of the television stations.

                              CITICASTERS INC. 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - continued

    Operating income declined as a result of the sale of the four television stations in September and October 1994. Excluding the results of the stations sold, operating income increased 42% and 52% respectively, during the quarter and six months ended June 30, 1995 compared to the same periods in 1994 due to the increases in net revenue and expense controls.

    Operating Outlook - three months ended September 30, 1995 compared to September 30, 1994

    The Company expects to report increases in net revenues and operating income before depreciation and amortization for its two remaining television stations and radio group in the third quarter. The percentage increases are not, however, expected to be as large as those reported in the first half of the year due to the exceptionally high growth rates during the second half of 1994 including the effects of political advertising.

    Other Income (Expense) Information

    Interest expense decreased $6.3 million (65%) and $12.5 million (65%) during the quarter and first half of 1995, respectively, compared to the same periods in 1994 due primarily to reduced debt levels resulting from the sale of four television stations in September and October 1994.

                              CITICASTERS INC. 10-Q

                                     PART II

                                OTHER INFORMATION




                                     ITEM 4

               Submission of Matters to a Vote of Security Holders


    At Citicasters' annual meeting of shareholders held May 16, 1995, the following actions were taken by shareholders:

    4.1 All persons nominated as directors were elected with the votes for each person being:

                                                                                         Shares - Withheld
            Name                                       Shares For                            Authority
            Carl H. Lindner                            12,363,243                            124,226
            S. Craig Lindner                           12,410,378                             77,091
            John P. Zanotti                            12,410,483                             76,986
            Julius S. Anreder                          12,409,973                             77,496
            Theodore H. Emmerich                       12,409,961                             77,508
            James E. Evans                             12,410,486                             76,983

    4.2 Approval of the 1994 Directors Stock Option Plan.

            Shares For                        Shares Against                    Shares Abstained
            12,390,977                            93,714                             2,778

                                                      ITEM 6

                                         Exhibits and Reports on Form 8-K


    a) Exhibits:               11     Computation of Earnings Per Common Share

                               27     Financial Data Schedule


    b) Reports on Form 8-K:   None

                              CITICASTERS INC. 10-Q




                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            CITICASTERS INC.



    August 10, 1995                   BY: GREGORY C. THOMAS
                                         Gregory C. Thomas
                                         Executive Vice President and
                                            Chief Financial Officer

                                CITICASTERS INC. AND SUBSIDIARIES

                      EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE
                            (In thousands, except per share amounts)

                                                                           Three months          Six months
                                                                               ended                ended
                                                                              June 30,            June 30,
                                                                                1995                1995
     Net earnings used to calculate primary and fully-
         diluted earnings per share                                             $5,242            $6,520

     Shares used in calculation of primary earnings
         per share:
       Weighted average common shares                                           13,466            13,468
       Dilutive effect of assumed exercise of certain
           options for the purchase of common shares                               554               489
       Weighted average common shares used to calculate
       primary earnings per share                                               14,020            13,957

     Primary earnings per common share                                           $.37              $.47




     Shares used in calculation of fully-diluted
         earnings per share:
       Weighted average common shares                                           13,466            13,468
       Dilutive effect of assumed exercise of
           certain stock options for the purchase
           of common stock                                                         627               627
       Weighted average common shares used to calculate
           fully-diluted earnings per share                                     14,093            14,095

     Fully-diluted earnings per common share                                     $.37              $.46
