Form 10-Q
period 1995-09-01
CITICASTERS INC
filed 1995-11-22
CIK 317833

     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of
    The Securities Exchange Act of 1934


For the quarterly period ended September 30, 1995

         Commission File No. 1-8283


              Citicasters Inc.

   Incorporated under the laws of Florida

 IRS Employer Identification No. 59-2054850

One East Fourth Street, Cincinnati, Ohio 45202

           Phone: (513) 562-8000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


     As of November 1, 1995, there were 13,330,808 shares of Common Stock outstanding.


           EXHIBIT INDEX Page 14

                   CITICASTERS INC. - 10-Q
                            PART I
                    FINANCIAL INFORMATION

              CITICASTERS INC. AND SUBSIDIARIES
                        BALANCE SHEET
                    (Dollars in Thousands)

                                                      September 30,      December 31,
                                                          1995               1994

   ASSETS
Current assets:
  Cash and short-term investments                      $ 7,072          $ 46,258
  Trade receivables, less allowance for
    doubtful accounts of $1,709 and $1,244              30,508            31,851
  Broadcast program rights                               5,742             5,488
  Prepaid and other current assets                       1,755             2,635

     Total current assets                               45,077            86,232

Broadcast program rights, less current portion           4,196             4,466
Property and equipment, net                             35,300            25,083
Contracts, broadcasting licenses and other
  intangibles, less accumulated amortization
  of $15,198 and $8,932                                313,048           274,695
Deferred charges and other assets                       14,535            13,016

                                                      $412,156          $403,492

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses and
    other current liabilities                          $15,776          $ 33,673
  Broadcast program rights fees payable                  5,426             5,041
     Total current liabilities                          21,202            38,714

Broadcast program rights fees payable,
  less current portion                                   3,689             3,666
Long-term debt                                         128,432           122,291
Deferred income taxes                                   44,486            44,486
Other liabilities                                       53,714            43,398
     Total liabilities                                 251,523           252,555

Shareholders' equity:
  Common Stock, $.01 par value, including additional
    paid-in capital; 500,000,000 shares authorized;
    13,468,808 and 13,468,832 shares outstanding        87,725            87,831
  Retained earnings from January 1, 1994                72,908            63,106
  Total shareholders' equity                           160,633           150,937

                                                      $412,156          $403,492


See notes to financial statements.

                    CITICASTERS INC. - 10-Q

              CITICASTERS INC. AND SUBSIDIARIES
                   STATEMENT OF OPERATIONS
            (In Thousands, Except Per Share Amounts)

                                          Three months ended        Nine months ended
                                             September 30,            September 30,
                                             1995     1994            1995      1994

Net Revenues:
  Television broadcasting                  $14,040   $33,583       $ 44,555   $110,487
  Radio broadcasting                        20,086    17,325         55,502     49,293

                                            34,126    50,908        100,057    159,780

Costs and expenses:
  Operating expenses                         9,670    16,231         28,043     51,291
  Selling, general and administrative       10,711    14,303         33,033     46,148
  Corporate general and administrative       1,085     1,187          3,246      3,649
  Depreciation and amortization              3,750     5,801         10,513     19,792

                                            25,216    37,522         74,835    120,880

Operating income                             8,910    13,386         25,222     38,900

Other income (expense):
  Interest expense                          (3,411)   (8,598)       (10,296)   (28,012)
  Investment income                             67       186          1,134        400
  Miscellaneous, net                          (184)   70,077            (58)    69,572

                                            (3,528)   61,665         (9,220)    41,960

Earnings before income taxes                 5,382    75,051         16,002     80,860

Income taxes                                 2,100    30,200          6,200     32,600

NET EARNINGS                               $ 3,282   $44,851       $  9,802   $ 48,260


SHARE DATA:
  Primary and Fully Diluted:
    Net earnings                              $.23     $2.62           $.70      $2.82
    Average common shares                   14,168    17,106         14,050     17,111


See notes to financial statements.

                    CITICASTERS INC. - 10-Q

               CITICASTERS INC. AND SUBSIDIARIES
          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (In Thousands)



                                                      Nine months ended
                                                        September 30,
                                                     1995           1994
Common Stock, including additional
    paid-in capital:
  Beginning balance                                $ 87,831       $138,588

Common Stock issued:
  Exercise of stock options                             235           -
  Stock bonus awarded                                  -               297

Common Stock repurchased
    and retired                                        (341)       (16,833)

Balance at end of period                             87,725        122,052


Retained earnings:
  Beginning balance                                  63,106           -
  Net earnings                                        9,802         48,260

                                                   $ 72,908       $ 48,260


TOTAL SHAREHOLDERS' EQUITY                         $160,633       $170,312


See notes to financial statements.

                    CITICASTERS INC. - 10-Q

               CITICASTERS INC. AND SUBSIDIARIES
                    STATEMENT OF CASH FLOWS
                         (In Thousands)

                                                                  Nine months ended
                                                                    September 30,
                                                                  1995         1994

OPERATING ACTIVITIES:
  Net earnings                                                   $ 9,802    $ 48,260
  Adjustments:
    Depreciation and amortization                                 10,513      19,792
    Non-cash interest expense                                        141         152
    Realized gains on investing activities                          -        (42,120)
    Decrease in trade receivables                                  1,343       1,826
    Decrease (increase) in broadcast program
      rights, net of fees payable                                    424        (147)
    Decrease in accounts payable, accrued
      expenses and other liabilities                              (7,537)     (2,663)
    Decrease in deferred income taxes                               -         (1,002)
    Other                                                            778       4,417

                                                                  15,464      28,515

INVESTING ACTIVITIES:
  Purchases of:
    Broadcast stations                                           (50,500)    (16,380)
    Real estate, property and equipment                           (9,378)     (4,689)
  Sales of broadcast stations                                       -        287,499
  Other                                                             (666)        699

                                                                 (60,544)    267,129

FINANCING ACTIVITIES:
  Retirements and refinancing of long-term debt                     -       (432,568)
  Additional long-term borrowings                                  6,000     195,350
  Common shares repurchased                                         (341)    (16,833)
  Other                                                              235         297

                                                                   5,894    (253,754)


NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS       (39,186)     41,890

Cash and short-term investments at beginning of period            46,258       4,789

Cash and short-term investments at end of period                 $ 7,072    $ 46,679


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

   American Financial Group, Inc. and its Subsidiaries ("American
   Financial") owned 5,044,593 shares (37.8%) of Citicasters' outstanding Common Stock at November 1, 1995. At that date,
   American Financial's Chairman, Carl H. Lindner, owned an additional 2,319,796 shares (17.4%) of Citicasters' outstanding Common Stock.

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

   EARNINGS PER SHARE Primary and fully diluted earnings per share are based upon the weighted average number of common shares and gives effect to common equivalent shares (dilutive options) outstanding during the respective periods. The effect of the options was to increase average shares outstanding by 701 and 582 shares for the three and nine months ended September 30, 1995.

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

B. ACQUISITIONS AND DISPOSITIONS During June 1995, Citicasters acquired its second FM station in Portland (KKCW) for $30 million. During August 1995, Citicasters acquired a second FM radio station in Tampa (WTBT) for $5.5 million. The purchase price for WTBT-FM could increase to $8 million depending on the satisfaction of certain conditions. Citicasters began operating WTBT-FM during March 1995.

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

   In the aggregate, the purchases and sales of radio stations completed in 1994 and 1995 will not have a material effect on Citicasters' results.

   During September and October 1994, Citicasters sold four of its network affiliated television stations to entities affiliated with New World Communications Group Incorporated ("New World"). The stations sold included KSAZ in Phoenix, WDAF in Kansas City, WBRC in Birmingham and WGHP in Greensboro/Highpoint. Citicasters received $355.5 million in cash and a warrant expiring in September 1999 to purchase, 5,000,000 shares of New World Common Stock at $15 per share. The warrant was valued at $10 million and is included in the balance sheet caption "Deferred charges and other assets." Citicasters recorded a pretax gain of $95.3 million ($50.1 million after tax) on these sales. Proceeds from the sales were used to retire long-term debt and to repurchase shares of the Company's Common Stock.

   The following proforma financial information is based on the historical financial statements of Citicasters, adjusted to reflect the television station sales, retirement of long-term debt and the February 1994 refinancing of subordinated debt (in thousands except per share data):

                                                   Three months    Nine months
                                                       ended          ended
                                                   September 30,  September 30,
                                                       1994            1994

      Net revenues                                   $31,730          $92,055

      Operating income                               $ 7,638          $18,335

      Net earnings                                   $ 2,635          $ 4,749

      Net earnings per share                         $   .15          $   .28


C. LONG-TERM DEBT  Long-term debt consisted of the following (in thousands):

                                                    September 30,    December 31,
                                                        1995            1994

Citicasters:
  9-3/4% Senior Subordinated Notes
    due February 2004, less unamortized
    discount of $2,568 and $2,709
    (imputed interest rate 10.13%)                     $122,432       $122,291

Subsidiaries:
  Bank credit facility                                    6,000           -

                                                       $128,432       $122,291


   As of September 30, 1995, Citicasters had $119 million of bank credit available under a $125 million acquisition facility and all $25 million of bank credit available under a working capital facility. During the second quarter of 1995, Citicasters borrowed $6 million using the acquisition facility to partially fund the purchase of its second FM station in Portland. No additional funds have been drawn under either of these facilities as of November 1, 1995.


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

E. SUBSEQUENT EVENT On November 1, 1995, Citicasters' Board of Directors declared a three for two stock split of its outstanding Common Stock. The stock split will be effective for holders of record at the close of business on November 16, 1995 with a distribution expected to be made two weeks later. Prior to the split Citicasters had 13,330,808 shares of its Common Stock outstanding. The split will increase this number to approximately 20 million shares.

           CITICASTERS INC.  10-Q

                   ITEM 2

    Management's Discussion and Analysis
of Financial Condition and Results of Operations



GENERAL

The following is a discussion of Citicasters' liquidity and capital resources and certain factors affecting Citicasters' results of operations for the three and nine month periods ended September 30,
1995.   This discussion should be read in conjunction with Citicasters'
Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Citicasters is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary, Citicasters Co., to meet its expenditures for administrative expenses and debt service obligations. Based upon current levels of Citicasters Co.'s operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations (including capital expenditures), administrative expenses and debt service. Citicasters' credit agreement provides two credit facilities: an acquisition facility of $125 million and a working capital facility of $25 million. Citicasters Co. is permitted to advance funds or pay dividends to Citicasters Inc. for administrative expenses, borrowing costs and payment of dividends. During 1995, Citicasters used $44.5 million of cash-on-hand and borrowed $6 million from the acquisition facility to fund the purchases of three FM stations. No additional funds have been drawn under either of these facilities as of November 1, 1995 and it is anticipated that excess operating cash flow will be utilized to repay the $6 million outstanding balance during the fourth quarter of 1995.

Anticipated capital expenditures for 1995 include two major projects; a building renovation for the three Cincinnati stations expected to cost $4.7 million and the construction of a FM tower in Tampa expected to cost $3 million. At September 30, 1995, approximately $3.9 million had been spent for the Cincinnati project and approximately $2.5 million had been spent on the Tampa project.

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

Net revenues and operating income are shown below (in thousands):

                                      Three months ended      Nine months ended
                                          September 30,         September 30,
                                         1995      1994        1995       1994
Net revenues:

Television broadcasting:
  Local                                 $ 6,893   $17,033    $ 22,633   $ 57,698
  National                                6,499    14,787      19,781     47,299
  Other                                     648     1,763       2,141      5,490

    Total                                14,040    33,583      44,555    110,487

Radio broadcasting:
  Local                                  16,391    13,852      45,075     40,572
  National                                3,552     3,278       9,945      8,234
  Other                                     143       195         482        487

    Total                                20,086    17,325      55,502     49,293

  Total net revenues                     34,126    50,908     100,057    159,780

Operating, selling, general
  and administrative expenses           (20,381)  (30,534)    (61,076)   (97,439)

Corporate general and
  administrative expenses                (1,085)   (1,187)     (3,246)    (3,649)

  Operating income before
    depreciation and
    amortization                         12,660    19,187      35,735     58,692

Depreciation and amortization            (3,750)   (5,801)    (10,513)   (19,792)

  Operating income                      $ 8,910   $13,386    $ 25,222   $ 38,900


Net revenues and operating income adjusted to remove the operating results of the four television stations sold, are shown below (in thousands):

                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                   1995        1994         1995        1994
Net revenues:
Television broadcasting           $14,040    $14,405      $ 44,555    $42,762
Radio broadcasting                 20,086     17,325        55,502     49,293

  Total net revenues               34,126     31,730       100,057     92,055

Operating, selling, general
  and administrative expenses     (20,381)   (19,887)      (61,076)   (60,149)

Corporate general and
  administrative expenses          (1,085)    (1,187)       (3,246)    (3,649)

  Operating income before
    depreciation and
    amortization                   12,660     10,656        35,735     28,257

Depreciation and amortization      (3,750)    (3,018)      (10,513)    (9,922)

  Operating income                $ 8,910    $ 7,638      $ 25,222    $18,335


Three and nine months ended September 30, 1995 compared to September 30,
1994
The decrease in television net revenues for the three and nine months ended September 30, 1995 is primarily attributable to the sale of four television stations in September and October 1994. Excluding the results of the stations sold, television net revenues decreased 3% in the quarter and increased 4% during the nine months ended September 30, 1995 compared to the same period a year ago. Net revenues at the Tampa TV station have been adversely affected by the switch in network affiliations that took place in the market. Viewing patterns were disrupted and ratings declined in the spring rating period. This trend was reversed in the summer rating period. In addition, 1994 television revenues for the quarter included approximately $700,000 from political advertising, relating to the biannual elections. Radio net revenues increased by 16% and 13% for the three and nine months, respectively, due to the expanding economy, sales efforts, improved ratings at several of the stations, and the acquisition of an additional FM station in late June, 1995.

Costs and expenses including depreciation and amortization decreased as a result of the sale of the television stations. Excluding the operating expenses of the television stations that were sold, operating expense increases were less than 3% and 2%, respectively, due to cost controls.

Operating income declined as a result of the sale of the four television stations in September and October 1994. Excluding the results of the stations sold, operating income increased 17% and 38% respectively, during the quarter and nine months ended September 30, 1995 compared to the same periods in 1994 due to the increases in net revenue and expense controls.

Operating Outlook - three months ended December 31, 1995 compared to December 31, 1994
The fourth quarter of 1994 included over $2.4 million of net revenues attributable to the biannual elections which represented approximately 7% of fourth quarter net revenues. Given the absence of federal elections in 1995, the Company does not expect significant percentage increases in net revenue or operating income before depreciation and amortization in the fourth quarter of 1995.


Other Income (Expense) Information
Interest expense decreased $5.2 million (60%) and $17.7 million (63%) during the quarter and nine months ended September 30, 1995, respectively, compared to the same periods in 1994 due primarily to reduced debt levels resulting from the sale of four television stations in September and October 1994.

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


   CITICASTERS INC.




November 10, 1995                        BY: GREGORY C. THOMAS
                                             Gregory C. Thomas
                                             Executive Vice President and
                                               Chief Financial Officer