Form 10-K405
period 1995-12-31
CITICASTERS INC
filed 1996-03-12
CIK 317833

     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549

                 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
    The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995 Commission File No. 1-8283


              Citicasters Inc.

Incorporated under the                  IRS Employer
   laws of Florida            Identification No. 59-2054850

           One East Fourth Street
          Cincinnati, Ohio  45202
           Phone: (513) 562-8000


Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                   Quoted On
Common Stock, $.01 par value          NASDAQ/NMS

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

     As of March 1, 1996, there were 20,007,552 shares of Common
Stock outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant at March 1, 1996, was approximately $262.5 million (based on non-affiliated holdings of 9,012,497 shares and a market price of $29.125 per share).



    Documents Incorporated by Reference:

     Proxy Statement for the 1996 Annual Meeting of Shareholders
(portions of which are incorporated by reference in Part III hereof).

                        CITICASTERS INC.
                     INDEX TO ANNUAL REPORT
                          ON FORM 10-K

                                                                           Page
Part I
Item 1    -    Business                                                      1
Item 2    -    Properties                                                    6
Item 3    -    Legal Proceedings                                             *
Item 4    -    Submission of Matters to a Vote of Security Holders           *

Part II
Item 5    -    Market for Registrant's Common Equity and Related
                 Stockholder Matters                                         7
Item 6    -    Selected Financial Data                                       8
Item 7    -    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         9
Item 8    -    Financial Statements and Supplementary Data                  12
Item 9    -    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         *

Part III
Item 10   -    Directors and Executive Officers of the Registrant                12
Item 11   -    Executive Compensation                                       12
Item 12   -    Security Ownership of Certain Beneficial Owners and
                 Management                                                 12
Item 13   -    Certain Relationships and Related Transactions               12

Part IV
Item 14   -    Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                               S-1



*  The response to this Item is "none."

                   PART I

                   ITEM 1

                  Business


Introduction

     Citicasters Inc. is a holding company engaged in the ownership and operation of radio and television stations and derives substantially all of its revenue from the sale of advertising time. Its address is One East Fourth Street, Cincinnati, Ohio 45202 and its telephone number is (513) 562-8000. American Financial Group, Inc. ("American Financial") and its Chairman, Carl H. Lindner, owned approximately 55% of Citicasters' common stock at March 1, 1996. Citicasters Inc.'s operations are conducted through its principal subsidiary, Citicasters Co.

     During June 1995, Citicasters acquired its second FM station in Portland (KKCW) for $30 million. During August 1995, Citicasters acquired a second FM radio station in Tampa (WTBT) for $5.5 million.
The purchase price for WTBT-FM could increase to $8 million depending on the satisfaction of certain conditions. Citicasters began operating WTBT-FM during March 1995.

     During January 1996, Citicasters acquired two additional FM radio stations (WHOK and WLLD) and an additional AM radio station (WLOH) in Columbus for $24 million.

     On February 12, 1996, Citicasters and Jacor Communications,
Inc., entered into a "merger agreement" ("Merger Agreement") by which Jacor will acquire Citicasters. Under the Merger Agreement, for each share of Citicasters' stock, Jacor will pay cash of $29.50 plus a five-year warrant to purchase approximately .2 shares of Jacor Common Stock at $28 per share. If the closing occurs after September 1996 the exercise price of the warrant would be reduced to $26 per share and the per share cash price would increase at the rate of $.2215 per month. American Financial and certain of its affiliates have agreed to execute irrevocable consents in favor of the Jacor transaction on March 13, 1996. The closing of the transaction is conditioned on, among other things, receipt of FCC and other regulatory approvals.

General
     At March 1, 1996, Citicasters owned and operated fourteen FM radio stations, five AM radio stations and two network-affiliated television stations in eight markets. The following tables give the location and market information for these stations:

                                       Radio Stations

    Market and           Station                            Stations
     Revenue             Call           Station Rank(b)     in
     Rank (a)            Letters        12+   18-34  25-54  Market  Format
Atlanta, GA         10   WKLS-FM        9     4      6      23      Album Oriented Rock
Phoenix, AZ         17   KSLX-FM        10    6      5      32      Classic Rock
Phoenix, AZ         17   KOPA-AM        n/m   n/m    n/m    32      Classic Rock
Tampa, FL           21   WXTB-FM        5     2      5      27      Album Oriented Rock
Tampa, FL           21   WTBT-FM        15    10     12     27      Classic Rock
Cincinnati, OH      20   WKRQ-FM        5     3      7T     22      Contemporary Hits
Cincinnati, OH      20   WWNK-FM        10    8      9      22      Adult Contemporary
Portland, OR        23   KKCW-FM        6     8      1T     30      Adult Contemporary
Portland, OR        23   KKRZ-FM        5     1      12     30      Contemporary Hits
Portland, OR        23   KEX -AM        3     13     9      30      Adult Contemporary
Sacramento, CA      25   KSEG-FM        9     8T     7      23      Classic Rock
Sacramento, CA      25   KRXQ-FM        13T   7      13     23      Album Oriented Rock
Columbus, OH        28   WLVQ-FM        6     4      4      23      Album Oriented Rock
Columbus, OH        28   WTVN-AM        3     13     7      23      Adult Contemporary
Columbus, OH        28   WHOK-FM        7T    8T     9      23      Country
Columbus, OH        28   WLLD-FM        12    8T     12T    23      Country
Columbus, OH        28   WLOH-AM        n/m   n/m    n/m    23      News
Kansas City, MO     32   KYYS-FM        10    5      6      25      Album Oriented Rock
Kansas City, MO     32   WDAF-AM        1     14     10     25      Country

(a)  Rankings derived from Duncan's Radio Market Guide by
     James Duncan, Jr., 1995 edition.

(b)  Rankings for Metro Area, 6am-midnight, Monday-Sunday.
     All persons aged 12 and over, Adults aged 18-34 and Adults aged 25-54. Source: Arbitron Radio Market
     Report, Fall 1995.  "T" = tied.

n/m Separate rating not meaningful. The station is operated in conjunction with the related FM station.

                                   Television Stations

                           TV                 Station Rank(a)    Commercial   Cable
    Market and        Households   Station    TV      Adults   Stations In   Sub-       Network
  National Market       In DMA       Call     House-   Aged        Market     scriber-   Affili-
     Rank (a)          (000's)     Letters   holds    25-54     VHF   UHF    ship        ation
Tampa, FL       15      1,395      WTSP        2        4        2      8     70%        CBS
Cincinnati, OH  29        793      WKRC        3        1T       3      2     61%        ABC(b)

(a)  Rankings for Designated Market Area ("DMA"), 6:00 a.m.
     to 2:00 a.m., Sunday-Saturday for "TV Households" and "Adults aged 25-54." "T" = tied. The source of market information is the Nielsen Station Index, November 1995.

(b) This station is scheduled to switch its network affiliation to CBS in June 1996.

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

     Citicasters' AM radio stations offer their listeners a range of programs including news, music, discussion, commentary and sports. Citicasters' FM radio stations offer primarily album oriented rock, classic rock and contemporary hit music programming designed to appeal to a more youthful audience. Companies that operate radio stations must always be alert to the possibility of another station changing its programming format to compete directly for listeners and advertisers.
If another station converts to a format similar to that of one of Citicasters' radio stations in the same market, the result could be lower ratings and advertising revenue, increased promotion and other expenses and consequently lower operating results.

     Citicasters' television stations receive a significant portion of their programming from their respective networks; the networks sell commercial advertising time within such programming. The competitive position of the stations is directly affected by viewer acceptance of network programs. In recent years, the national audience shares obtained by the networks declined as a result of increased competition from cable television networks and other competing program sources. As of 1991, these declines began to diminish and it is expected that significant declines will not occur during the next several years. The non-network programs broadcast by the stations are either produced by the stations or acquired from other sources. Locally originated programs include a wide range of show types such as news, sports, entertainment, public affairs and religious programs.

     Broadcast stations also compete for audience with other forms of home entertainment, such as cable television, pay television systems of various types and home video and audio recordings. These competing services, which have the potential of providing improved signal reception or increased home entertainment selection, have experienced rapid growth in recent years. The major competing television services today are provided by a large number of advertiser-supported and pay cable television networks. Cable subscribership presently exceeds 60% of television households in the United States and is not expected to grow beyond 65% within the next several years. There are other related forms of home entertainment which, with continued technological advances or regulatory changes, can be expected to become increasingly competitive with Citicasters' broadcast properties. In addition, recent statutory changes brought on by passage of the Telecommunications Act of 1996 (the "1996 Act") may affect the competition faced by Citicasters. For example, telephone companies will, in the future, be permitted to deliver video services to homes in their telephone service areas, either as cable operators or on a common carrier basis. Telephone companies will therefore be able to compete directly with presently existing cable systems.

Regulation

     Citicasters' business is subject to various federal and state laws and regulations which can affect the profitability of operations. Citicasters' television and radio broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. Among other things, FCC regulations govern issuance, renewal and transfer of licenses which are necessary for operation of television and radio stations, the ownership of such licenses by aliens, and ownership limitations with respect to such licenses. Upon application, and in the absence of adverse findings as to the licensee's qualifications, such licenses are currently renewed without hearing for regular terms of five years for television stations and seven years for radio stations. Under the 1996 Act, future radio and television license renewals will normally be granted for eight-year terms. Representatives of special interest and minority groups have, in the past, filed petitions to deny renewal applications of various broadcast stations. All of Citicasters' broadcast stations presently operate under regular renewal authorizations. A regular renewal application is presently pending for WKLS-FM in Atlanta.

     Under the 1996 Act, there will be no maximum national ownership limit on the number of radio or television stations that may be under common ownership. The only national ownership limit that will remain will prohibit common ownership of television stations that would, in the aggregate, reach more than 35% of U.S. television households.

     The FCC's current television ownership rules, which are being reexamined in a pending FCC rule making proceeding, limit television ownership to one station in each market. Pursuant to the 1996 Act, the FCC's rules with respect to local radio ownership will be amended to incorporate the following new limits:

     Number of Radio     Maximum Number of
       Stations in        Commonly Owned
         Market          Stations in Market

     45 or more          Eight, no more than five of which may
                         be AM or FM.

     30 - 44             Seven, no more than four of which may
                         be AM or FM.

     15 - 29             Six, no more than four of which may be
                         AM or FM.

     14 or fewer         Five, no more than three of which may
                         be AM or FM, but no more than 50% of
                         stations in the market.

     Current FCC regulations also prohibit the ownership of both radio and television stations in the same geographic market area. Pursuant to waivers of those rules granted by the FCC, Citicasters currently owns both radio and television stations in Cincinnati and Tampa. These "one-to-a-market" rules are also being reviewed in a current FCC rule making proceeding.

     The Congress and FCC may, in the future, consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability for the Company's radio broadcast stations, result in the loss of audience share and advertising revenues for the Company's radio and television broadcast stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. Such matters include: spectrum use or other fees on FCC licensees; revision to the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to change rules relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio and/or television; changes in the FCC's cross-interest, multiple ownership and cross-ownership policies; changes in broadcast technical requirements; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses and subsequent license renewals.

     The FCC is also investigating new methods of "digital" radio broadcasting. "Digital Radio" would permit radio transmission and reception at a level of quality comparable to that afforded by compact discs, and would be far less subject to interference than present radio broadcasts. Present day radio receivers would not be able to receive digital radio broadcasts because digital radio, in addition to utilizing different technology, may use totally different transmission frequencies than used by present radio stations. As the result of frequency allocations made by the World Administrative Radio Conference in 1992, digital radio is expected to be developed initially in the U.S. as a satellite-delivered system, and in Europe, Canada and Mexico as a terrestrial system. If terrestrial digital radio is implemented in the U.S., it will likely be through the use of "in-band" systems that send digitalized signals over the frequencies currently used for AM and FM broadcasting. Several U.S. industry groups are already experimenting with the development of such "in-band" technology. In January 1995, the FCC allocated frequencies for satellite-delivered digital radio, and in June 1995, it began a proceeding to develop licensing and other rules for the service. In September 1995, the FCC granted one of the proponents of satellite service a waiver to begin construction prior to receipt of an authorization. It is anticipated that delivery of satellite digital service could begin within the next several years. Industry groups are conducting trials of in-band terrestrial service, which is not expected to be offered to the public before the end of the century. The ultimate advent of digital radio broadcasting may affect the long-term value of Citicasters' radio franchises either positively or negatively.

     While the FCC relies largely on the interplay of marketplace forces in lieu of direct government regulation, the FCC continues to regulate closely some aspects of broadcast station operations. Examples of such regulation include equal employment practices, political broadcast practices and rates, television stations' performance in providing educational and informational programs for children, televisions stations' compliance with maximum commercial limits in children's programs, and compliance with various technical regulations. It is also FCC policy to encourage increasing competition among different electronic communications media. As a result of rapidly developing technology, Citicasters' television stations can be expected to confront increased competition from many other systems by which information and entertainment are delivered to the home on both a free and paid basis. Such competing delivery systems include cable television, delivery of video services by telephone companies, direct broadcasting to homes by communications satellites, new low power television stations authorized by the FCC, pay television delivered to homes via microwave by "wireless cable" systems, common carriers and videocassettes.

     Legislation adopted in 1992 affords most television licensees the right either to have their station's signals carried on local cable systems ("must-carry") or, alternatively, to require that operators of local cable systems obtain "retransmission consent" to carry each television station's signal on cable. Both of Citicasters' television stations are presently carried by cable systems in their local service areas, in most cases pursuant to retransmission consent agreements. The stations will be required to make a new election between must-carry and retransmission consent as to all cable systems in each station's local television market by October 1, 1996. Such elections will be effective for a three-year period beginning January 1, 1997.

     New methods of digital television transmission will make it technically feasible for television stations to transmit "high definition television" having greatly improved picture resolution, color rendition and sound, and wider screen picture. Alternatively, digital transmission will permit stations to transmit multiple standard definition television channels and other non-broadcast materials in the same amount of frequency space currently used to transmit one current television signal. Digital broadcasting will ultimately also permit consumers to utilize a single reception device for television, computer data, materials offered via the Internet, and any other form of digital information. Because existing television sets cannot receive a digital signal, however, it will be necessary to transition to a new digital system by broadcasting digital signals on a second set of television channels for a period of years, while existing stations continue to broadcast their present analogue signals on their present channels. After the transition is complete, the government intends to reclaim one set of channels.

     Under the 1996 Act, the FCC would be permitted to allocate frequency space for the transition to digital television. If the FCC does make such an allocation, the 1996 Act provides that the eligibility to receive the additional transition frequencies will be limited to existing television licensees; that special fees would be assessed such licensees with respect to any non-broadcast uses of the frequencies; and that, under a schedule to be determined by the FCC (and which continues to be a subject of debate within the government), each broadcaster would eventually be required to give back to the government one of its two frequencies. Notwithstanding these provisions of the 1996 Act, various members of Congress continue to advocate a present auction of the transition frequencies, and the FCC has agreed to make no allocation of transition channels until Congress has had a further opportunity to review the matter.

     Broadcasters who obtain a second channel for the transition to digital transmission will be required to make significant capital investments in order to build and operate a second station in each market. Should broadcasters fail to make this additional investment, they would in the long-term be likely to suffer adverse competitive effects because cable television, direct broadcast satellites and distributors of recorded video materials are likely to deliver digital signals and programs to consumers. Broadcasters would also suffer adverse effects were the government to determine that the digital transition channels must be made available for present auction, or if the time period permitted for the digital transition process were unduly short.

Employees

     At December 31, 1995, Citicasters and its subsidiaries employed approximately 800 full-time employees and 250 part-time employees.




                   ITEM 2

                 Properties

     Citicasters owns both of its television station studios, buildings and transmission sites. It owns its radio studios and buildings in Cincinnati. All other radio station studios are operated from leased facilities. Citicasters owns all of its AM station transmission sites (other than Phoenix for which the lease expires in 1997) and owns its FM station transmission sites in Cincinnati and Sacramento. Citicasters leases its FM station transmission sites in Atlanta (lease expires in 1998), Columbus (2003), Portland (2001), Phoenix (2000), Tampa (1996 and 1997) and Kansas City (2004). In January 1996, WXTB-FM in Tampa began transmitting from a new tower which is owned by the Company.

                  PART II

                   ITEM 5

   Market for Registrant's Common Equity
      and Related Stockholder Matters


     On June 8, 1994, the Company changed its name to Citicasters, and its trading symbol was changed from "GACC" to "CITI." Citicasters Common Stock is traded on the NASDAQ National Market.

     The following table sets forth, for the periods indicated, the high and low per share sales prices of the Common Stock on the NASDAQ National Market System adjusted for both of the 3-for-2 stock splits (which occurred in May and November of 1995).

                                                  High      Low
     1994:
       First Quarter ............................ $ 8.17    $ 6.89
       Second Quarter ........................... $ 8.84    $ 6.84
       Third Quarter ............................ $10.00    $ 7.67
       Fourth Quarter ........................... $11.00    $ 8.95

     1995:
       First Quarter ............................ $13.61    $11.00
       Second Quarter ........................... $18.83    $13.56
       Third Quarter ............................ $26.17    $18.33
       Fourth Quarter ........................... $25.25    $19.75

     At March 1, 1996, there were approximately 1,400 holders of record of the Company's Common Stock.

     Citicasters paid an annual dividend of $.03 per share during the fourth quarter of 1995. No dividends were paid on the Company's Common Stock during 1994. The Company's debt instruments contain covenants which limit the amount of dividends which Citicasters is able to pay on its Common Stock. Under the most restrictive provision of Citicasters' debt covenants, dividends are limited to a maximum of $2.5 million annually. Under the Merger Agreement, no dividends may be paid without the prior consent of Jacor.

                   ITEM 6

          Selected Financial Data

     The following table (in millions except for per share data) sets forth certain data for the periods indicated and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations":

                                                 Citicasters              Predecessor(a)
                                          1995       1994    1993     1993    1992    1991

      Statement of Operations Data:
      Consolidated net revenues           $136       $197    N/A      $205    $211    $  202
      Operating income (loss)(b)            37         52    N/A        40    (642)       12
      Net earnings (loss) from
        continuing operations               14         63    N/A       (67)   (613)      (33)
      Net earnings (loss)(c)                14         63    N/A       341    (597)       84
      Per share data (d)                  $.68      $2.55    N/A        -       -         -

      Balance Sheet Data (e):
      Consolidated assets                 $416       $403   $720       N/A    $714    $1,475
      Consolidated long-term debt          132        122    433       N/A     635       693
      Minority interest,
        preferred stock of
        subsidiary                          -          -      -        N/A     275       251
      Shareholders' equity
         (deficit)                         160        151    139       N/A    (339)      258

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

LIQUIDITY AND CAPITAL RESOURCES

     Citicasters is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary, Citicasters Co., to meet its expenditures for administrative expenses and debt service obligations. Based upon current levels of Citicasters Co.'s operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations (including capital expenditures), administrative expenses and debt service. Citicasters Co. is permitted to advance funds or pay dividends to Citicasters Inc. for administrative expenses, borrowing costs and payment of dividends. Citicasters' credit agreement provides two credit facilities: an acquisition facility of $125 million and a working capital facility of $25 million. At March 1, 1996, $26 million had been drawn under the acquisition facility.

     During January 1996, Citicasters purchased two FM radio stations and an AM radio station in Columbus for $24 million. Citicasters borrowed from its acquisition facility to fund the purchases.

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

     The net earnings in 1994 and 1993 include significant non-recurring transactions including gains from asset sales and debt
refinancing transactions.   The gains realized from asset sales, debt
discharge and debt refinancing transactions totaled $50 million and $408 million in 1994 and 1993, respectively. Gains from these types of transactions are not part of normal operations and no assurance can be given that such transactions will recur in the future or if they recur that gains will result.


     Net revenues and operating income are shown below (in thousands):

                                                                   Predecessor
                                        1995          1994         1993
Net revenues
Television broadcasting:
     Local                              $ 31,485       $ 67,308    $ 73,085
     National                             27,332         56,972     60,027
     Other                                 2,775          6,138       6,464
          Total                           61,592        130,418     139,576

Radio broadcasting:
     Local                                61,157         54,305      53,704
     National                             13,050         11,666      10,848
     Other                                   615            654       1,040
          Total                           74,822         66,625      65,592

     Total net revenues                  136,414        197,043     205,168

Operating, selling, general
  and administrative expenses            (80,929)      (117,718)   (133,070)

Corporate general and
   administrative expenses                (4,303)        (4,796)     (3,996)

     Operating income before
       depreciation and amortization      51,182         74,529      68,102

Depreciation and amortization            (14,635)       (22,946)    (28,119)

     Operating income                   $ 36,547       $ 51,583    $ 39,983

               Net revenues and operating income adjusted to remove the operating results of the four television stations sold in 1994 are shown below (in thousands):

                                       1995           1994        1993
Net revenues
Television broadcasting               $ 61,592        $ 61,750    $ 54,005
Radio broadcasting                      74,822          66,625      65,592
     Total net revenues                136,414         128,375     119,597

Operating, selling, general
  and administrative expenses          (80,929)        (79,950)    (81,199)

Corporate general and
  administrative expenses               (4,303)         (4,796)     (3,996)

       Operating income before
         depreciation and
         amortization                   51,182          43,629      34,402

Depreciation and amortization          (14,635)        (13,005)    (14,260)

       Operating income               $ 36,547        $ 30,624    $ 20,142

1995 compared to 1994

     Television revenues declined $68.8 million (53%) in 1995 primarily due to the sale of four television stations in 1994.
Excluding the results of the stations sold, television revenues decreased slightly. Revenue increases at the Cincinnati station were offset by decreases in Tampa where WTSP switched its network affiliation from ABC to CBS. Radio revenues increased $8.2 million (12%) in 1995 due to the expanding economy, sales efforts and the acquisition of two additional FM stations. Excluding the results of stations purchased during 1995, radio revenues increased $4 million (6%).

     Costs and expenses decreased $37.3 million (30%) as a result of the sale of the television stations. Excluding expenses of the television stations sold in 1994 and the expenses of the radio stations acquired in 1995, costs and expenses decreased $2.4 million (3%) in 1995 due to cost controls.

     Operating income declined $15 million (29%) as a result of the sale of the four television stations in 1994. Excluding the results of the television stations sold in 1994 and the radio stations acquired in 1995 operating income increased $5.3 million (17%) due to increases in net revenue and expense controls.

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

Other Income (Expense) Information Interest expense decreased approximately $18 million in 1995 compared to 1994, due to reduced debt levels resulting from the sale of the four television stations.
Interest expense decreased $33.0 million (51%) during 1994 compared to 1993 due primarily to reduced debt levels resulting from the reorganization and to a lesser extent the sale of four television stations.

During 1994 Citicasters sold four television stations for $355 million in cash and a five year warrant to purchase 5 million shares of New World Class A common stock at $16 per share.

Reorganization Items Reorganization items represent the expenses incurred as a result of the chapter 11 filings and subsequent reorganization, including, among other things, the adjustments to record the fair values of assets and liabilities at December 31, 1993 (see Note B to the Financial Statements).

                   ITEM 8

Financial Statements and Supplementary Data



                                                       Page

Report of Independent Auditors                         F-1

Balance Sheet:
     December 31, 1995 and 1994                        F-2

Statement of Operations:
     Years ended December 31, 1995, 1994 and 1993      F-3

Statement of Changes in Shareholders' Equity:
     Years ended December 31, 1995, 1994 and 1993      F-4

Statement of Cash Flows:
     Years ended December 31, 1995, 1994 and 1993      F-5

Notes to Financial Statements                          F-7


"Selected Quarterly Financial Data" has been included in Note L to Citicasters' Financial Statements.



           _____________________






                  PART III

     The information required by the following Items will be included in Citicasters' definitive Proxy Statement which will be provided within 120 days after the end of the Registrant's fiscal year:


     ITEM 10   Directors and Executive Officers of the Registrant

     ITEM 11   Executive Compensation

     ITEM 12   Security Ownership of Certain Beneficial Owners and
               Management

     ITEM 13   Certain Relationships and Related Transactions

       REPORT OF INDEPENDENT AUDITORS





Board of Directors
Citicasters Inc.


We have audited the accompanying balance sheets of Citicasters Inc. and subsidiaries (formerly Great American Communications Company) as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As more fully described in Note B to the financial statements, effective December 28, 1993, the Company emerged from bankruptcy pursuant to a plan of reorganization confirmed by the Bankruptcy Court on December 7, 1993. In accordance with an American Institute of Certified Public Accountants Statement of Position, the Company has adopted "fresh-start reporting" whereby its assets, liabilities, and new capital structure have been adjusted to reflect estimated fair values as of December 31, 1993. As a result, the statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995 and December 31, 1994 reflect the Company's new basis of accounting and, accordingly, is not comparable to the Company's pre-reorganization statements of operations, shareholders' equity and cash flows for the year ended December 31, 1993.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citicasters Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                         ERNST & YOUNG LLP


Cincinnati, Ohio
February 23, 1996

              CITICASTERS INC. AND SUBSIDIARIES
                        BALANCE SHEET
                    (Dollars in Thousands)
                                                               December 31,
                                                            1995      1994
ASSETS
Current assets:
  Cash and short-term investments                           $  3,572  $ 46,258
  Trade receivables, less allowance for doubtful
    accounts of $1,643 and $1,244                             32,495    31,851
  Broadcast program rights                                     5,162     5,488
  Prepaid and other current assets                             3,059     2,635
    Total current assets                                      44,288    86,232

Broadcast program rights, less current portion                 3,296     4,466
Property and equipment, net                                   33,878    25,083
Contracts, broadcasting licenses and other
   intangibles, net                                          312,791   274,695
Deferred charges and other assets                             22,093    13,016
                                                            $416,346  $403,492

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses and other
    current liabilities                                     $ 17,061  $ 33,673
  Broadcast program rights fees payable                        5,298     5,041
    Total current liabilities                                 22,359    38,714

Broadcast program rights fees payable, less
  current portion                                              2,829     3,666
Long-term debt                                               132,481   122,291
Deferred income taxes                                         44,822    44,486
Other liabilities                                             54,163    43,398
  Total liabilities                                          256,654   252,555

Shareholders' equity:
  Common Stock, $.01 par value, including
    additional paid-in capital, 500,000,000
    shares authorized; 19,976,927 and
    20,203,247 shares outstanding                             82,936    87,831
  Retained earnings from January 1, 1994                      76,756    63,106
    Total shareholders' equity                               159,692   150,937
                                                            $416,346  $403,492
     See notes to financial statements.

              CITICASTERS INC. AND SUBSIDIARIES
                   STATEMENT OF OPERATIONS
           (In Thousands except per share amounts)

                                                            Year ended December 31,
                                                                                Predecessor
                                                       1995           1994      1993
Net revenues:
  Television broadcasting                              $ 61,592       $130,418  $139,576
  Radio broadcasting                                     74,822         66,625    65,592
                                                        136,414        197,043   205,168
Costs and expenses:
  Operating expenses                                     37,416         60,682    71,730
  Selling, general and administrative                    43,513         57,036    61,340
  Corporate, general and administrative
      expenses                                            4,303          4,796     3,996
  Depreciation and amortization                          14,635         22,946    28,119
                                                         99,867        145,460   165,185

   Operating income                                      36,547         51,583    39,983

Other income (expense):
  Interest expense, (contractual interest
      for 1993 was $69,806)                             (13,854)      (31,979)   (64,942)
  Minority interest                                        -             -       (26,776)
  Investment income                                       1,231          1,216       305
  Gain on sale of television stations                      -            95,339      -
  Miscellaneous, net                                       (607)           447      (494)
                                                        (13,230)        65,023  ( 91,907)
   Earnings (loss) before reorganization
      items and income taxes                             23,317        116,606   (51,924)
   Reorganization items                                    -              -      (14,872)
   Earnings (loss) before income taxes
       and extraordinary items                           23,317        116,606   (66,796)
   Income taxes                                           9,000         53,500      -

   Earnings (loss) before extraordinary items            14,317         63,106   (66,796)

   Extraordinary items, net of tax                         -              -      408,140

   NET EARNINGS                                        $ 14,317       $ 63,106  $341,344

   SHARE DATA:
     Primary and Fully Diluted:
       Net earnings                                        $.68          $2.55      *
       Average common shares                             21,017         24,777      *

    * Share amounts are not relevant due to the effects of the reorganization.

    See notes to financial statements.

               CITICASTERS INC. AND SUBSIDIARIES
          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (In Thousands)


                                                 Year ended December 31,
                                                                     Predecessor
                                             1995        1994        1993
Common stock, including additional
    paid-in capital:
  Beginning balance                          $ 87,831    $138,588    $ 270,891

Common stock issued:
  Exercise of stock options                       273        -            -
  Stock bonus awarded                            -            297          350
Common stock repurchased and retired           (5,168)    (51,054)        -
Effect of restructuring                          -           -        (132,653)

Balance at end of period                     $ 82,936    $ 87,831    $ 138,588

Retained earnings:
  Beginning balance                          $ 63,106    $   -       $(609,920)
  Net earnings                                 14,317      63,106      341,344
  Application of fresh-start accounting          -           -         268,576
  Cash dividends                                 (667)       -            -

Balance at end of period                     $ 76,756    $ 63,106    $    -

TOTAL SHAREHOLDERS' EQUITY                   $159,692    $150,937    $ 138,588


  See notes to financial statements.

               CITICASTERS INC. AND SUBSIDIARIES
                    STATEMENT OF CASH FLOWS
                         (In Thousands)
                                                        Year ended December 31,
                                                                             Predecessor
                                                     1995        1994        1993
OPERATING ACTIVITIES:
  Net earnings                                       $ 14,317    $ 63,106    $341,344
  Adjustments:
    Depreciation and amortization                      14,635      22,946      28,119
    Non-cash interest expense                             190         198       8,780
    Other non-cash adjustments (primarily non-
     cash dividends on the preferred stock
     of a former subsidiary)                             -           -         26,941
    Reorganization items                                 -           -         14,872
    Realized gains on sales of assets                    -        (51,218)     (1,871)
    Extraordinary gains on retirements
     and refinancing of long-term debt                   -           -       (408,140)
    Decrease (increase) in trade receivables             (644)     16,443      (1,635)
    Decrease (increase) in broadcast program
     rights, net of fees payable                          916        (146)        201
    Increase (decrease) in accounts payable,
     accrued expenses and other liabilities            (5,885)     (2,891)      9,514
    Increase (decrease) in deferred taxes                 336      (6,559)       -
    Other                                                (634)     (4,389)        306
                                                       23,231      37,490      18,431
INVESTING ACTIVITIES:
  Deposits on broadcast stations to be acquired        (7,500)       -           -
  Purchases of:
    Broadcast stations                                (50,598)    (16,000)       -
    Real estate, property and equipment               (11,857)     (7,569)     (5,967)
  Sales of:
    Broadcast stations                                   -        381,547       1,600
    Entertainment businesses:
      Cash proceeds received                             -          5,000        -
      Cash expenses related to sale                       (22)       (813)     (6,021)
    Investments and other subsidiaries                   -          2,841        -
  Other                                                  (378)        204      (1,131)
                                                      (70,355)    365,210     (11,519)
FINANCING ACTIVITIES:
  Retirements and refinancing of long-term debt        (3,500)   (505,824)   (370,150)
  Additional long-term borrowings                      13,500     195,350     355,339
  Financing costs                                        -           -        (13,549)
  Common shares repurchased                            (5,168)    (51,054)       -
  Cash dividends paid on common stock                    (667)       -           -
  Proceeds from the sale of common stock                   -         -          1,161
  Other                                                   273         297        -
                                                        4,438    (361,231)    (27,199)
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
    INVESTMENTS                                       (42,686)     41,469     (20,287)

Cash and short-term investments at beginning
    of period                                          46,258       4,789      25,076
Cash and short-term investments at end
    of period                                        $  3,572    $ 46,258    $  4,789

See notes to financial statements.

               CITICASTERS INC. AND SUBSIDIARIES
SUPPLEMENTARY SCHEDULE TO THE STATEMENT OF CASH FLOWS - REORGANIZATION ITEMS
                         (In Thousands)


                                                                 Year Ended
                                                                 December 31, 1993
                                                                 Predecessor
EFFECTS OF REORGANIZATION ACTIVITIES:
  Cash Items:
    Operating activities:
      Professional fees and other expenses
          related to bankruptcy proceedings
          and consummation of the reorganization                 $ (10,633)

    Financing activities:
      Long-term debt issued for cash                             $   6,339
      Common stock issued for cash                                   1,161
                                                                 $   7,500

  Non Cash Items:
    Increase in long-term debt (primarily
        reduction in original issue discount)                    $  25,967
    Net adjustment of accounts to fair value                       (15,961)
    Decrease in liabilities subject to exchange                    (40,423)
    Increase in accrued liabilities
        (professional fees and other expenses
         related to consummation of the
         reorganization)                                             1,438
    Decrease in long-term debt through the
         issuance of common stock                                 (221,541)
    Elimination of minority interest (preferred
        stock of subsidiary) through the
        issuance of common stock                                  (274,932)
    Common stock issued in reorganization                          134,762
                                                                 $(390,690)

See notes to financial statements.

     CITICASTERS INC. AND SUBSIDIARIES
       NOTES TO FINANCIAL STATEMENTS


A.   ACCOUNTING POLICIES

     ORGANIZATION Citicasters is engaged in the ownership and operation of radio and television stations and derives substantially all of its revenue from the sale of advertising time. The amount of broadcast advertising time available for sale by Citicasters' stations is relatively fixed, and by its nature cannot be stockpiled for later sale. Therefore, the primary variables affecting revenue levels are the demand for advertising time, the viewing or listening audience of the station and the entry of new stations in the marketplace. The major variable costs of operation are programming (news, sports and entertainment), sales costs related to revenues and promotional costs. The success of the programming determines the audience levels and therefore affects revenue.

     BASIS OF PRESENTATION The accompanying financial statements include the accounts of Citicasters Inc. and its subsidiaries. For purposes of the financial statements and notes hereto the term "Predecessor" refers to Great American Communications Company and its subsidiaries prior to emergence from chapter 11 bankruptcy. Significant intercompany balances and transactions have been eliminated.

     On December 28, 1993, the Predecessor completed its comprehensive financial restructuring through a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code (see Note B for a description of the reorganization). Pursuant to the reporting principles of AICPA Statement of Position No. 90-7 entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), Predecessor adjusted its assets and liabilities to their estimated fair values upon consummation of the reorganization. The adjustments to reflect the consummation of the reorganization as of December 31, 1993, including among other things, the gain on debt discharge and the adjustment to record assets and liabilities at their fair values, have been reflected in the accompanying financial statements. The Statements of Operations, Changes in Shareholders' Equity and Cash Flows for the year ended December 31, 1993 is presented on a historical cost basis without giving effect to the reorganization. Therefore, the Statements of Operations, Changes in Shareholders' Equity and Cash Flows for periods after December 31, 1993 are generally not comparable to prior periods and are separated by a line (see Note B).

     All acquisitions have been treated as purchases. The accounts and results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

     American Financial Group, Inc. and its Subsidiaries ("American Financial") owned 7,566,889 shares (37.8%) of Citicasters' outstanding Common Stock at March 1, 1996. At that date, American Financial's Chairman, Carl H. Lindner, owned an additional 3,428,166 shares (17.1%) of Citicasters' outstanding Common Stock.

     USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

     BROADCAST PROGRAM RIGHTS The rights to broadcast non-network programs on Citicasters' television stations are stated at cost, less accumulated amortization. These costs are charged to operations on a straight-line basis over the contract period or on a per showing basis, whichever results in the greater aggregate amortization.

                CITICASTERS INC. AND SUBSIDIARIES
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

     EARNINGS PER SHARE Primary and fully diluted earnings per share in 1995 and 1994 are based upon the weighted average number of common shares and gives effect to common equivalent shares (dilutive options) outstanding during the respective periods.
     As a result of the effects of the reorganization, per share data for the year ended December 31, 1993 has been rendered meaningless and, therefore, per share information for this period has been omitted from the accompanying financial statements.

     STOCK BASED COMPENSATION The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

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

                   CITICASTERS INC. AND SUBSIDIARIES
              NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Acceptances for a prepackaged plan of reorganization were solicited in October and early November 1993. The plan of reorganization described below was overwhelmingly approved by the creditors and shareholders. The Predecessor filed its bankruptcy petition with the Bankruptcy Court on November 5, 1993. The plan was confirmed on December 7, 1993 and became effective on December 28, 1993. Under the terms of the plan the following occurred:

         *     Predecessor effected a reverse stock split; issuing
               2.25 shares of a new class of common stock for each 300 shares of common stock outstanding prior to the reorganization.

         * Debt with a carrying value of $634.8 million was exchanged for 23,256,913 shares of common stock and $426.6 million in debt.

         * Preferred stock of a subsidiary was exchanged for 1,515,499 shares of common stock.

         * American Financial fulfilled a commitment to contribute $7.5 million in cash for which it received approximately $6.3 million principal amount of 14%
               Notes and 213,383 shares of common stock.

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

     Pursuant to the fresh-start reporting provisions of SOP 90-7, the Predecessor's assets and liabilities were revalued and a new reporting entity was created with no retained earnings or accumulated deficit as of the effective date. The period from the effective date to December 31, 1993 was considered immaterial thus, December 31, 1993 was used as the effective date for recording the fresh-start adjustments. Predecessor's results of operations for the period from the effective date of the restructuring to December 31, 1993 have been reflected in the Statement of Operations for the year ended December 31, 1993.

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

               CITICASTERS INC. AND SUBSIDIARIES
           NOTES TO FINANCIAL STATEMENTS - CONTINUED

   The gain on debt discharge is summarized as follows (in thousands):
     Carrying value of debt securities subject to
       exchange, including accrued interest                    $318,447
     Carrying value of preferred stock of subsidiary,
       including accrued dividends                              309,608
     Aggregate principal amount of 14% Senior
     Extendable Notes issued in exchanges,
       including accrued interest since June 30, 1993           (71,236)
     Aggregate value of common stock
       issued in exchanges                                     (134,762)
     Expenses attributable to consummation of the
       reorganization                                            (7,573)

     Total gain on debt discharge (See Note J)                 $414,484

C. ACQUISITIONS AND DISPOSITIONS During June 1995, Citicasters acquired its second FM station in Portland (KKCW) for $30 million. During August 1995, Citicasters acquired a second FM radio station in Tampa (WTBT) for $5.5 million. The purchase price for WTBT-FM could increase to $8 million depending on the satisfaction of certain conditions. Citicasters began operating WTBT-FM during March 1995. In December 1995, the Company began operating WHOK-FM, WLLD-FM and WLOH-AM in Columbus under a local marketing agreement and acquired the stations in January 1996 for $24 million.

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

     In the aggregate, the purchases and sales of radio stations completed in 1994 and 1995 did not have a material effect on Citicasters' results. No gain or loss was recognized on the radio stations sold during 1994, because those stations were valued at their respective sales price under the fresh-start reporting provision of SOP 90-7.

     During September and October 1994, Citicasters sold four of its network affiliated television stations to entities affiliated with New World Communications Group Incorporated ("New World"). The stations sold included KSAZ in Phoenix, WDAF in Kansas City, WBRC in Birmingham and WGHP in Greensboro/Highpoint.
     Citicasters received $355.5 million in cash and a warrant to purchase, for five years, 5,000,000 shares of New World Common Stock at $15 per share. The warrant was valued at $10 million and is included in the balance sheet caption "Deferred charges and other assets." Citicasters recorded a pretax gain of $95.3 million ($50.1 million after tax) on these sales. Proceeds from the sales were used to retire long-term debt and to repurchase shares of the Company's Common Stock. During 1995, the terms of the warrant were amended to modify the registration rights relating to the underlying shares. In consideration for such modification, the exercise price was increased from $15 to $16 per share.

                  CITICASTERS INC. AND SUBSIDIARIES
              NOTES TO FINANCIAL STATEMENTS - CONTINUED

     The following unaudited proforma financial information is based on the historical financial statements of Citicasters, adjusted to reflect the television station sales, retirement of long-term debt, the effects of the December 1993 reorganization and the February 1994 refinancing of subordinated debt (in thousands except per share data).

                                           Year ended December 31,
                                             1994      1993
     Net revenues                            $128,375  $119,597

     Operating income                        $ 30,624  $ 20,142

         Net earnings                        $ 11,582  $  4,244

         Net earnings per share              $    .47  $    .16


D. PROPERTY AND EQUIPMENT Property and equipment at December 31, consisted of the following (in thousands):

                                             1995        1994
     Land and land improvements              $  5,883    $  5,305
     Buildings and improvements                15,458      10,710
     Operating and other equipment             22,771      13,873
                                               44,112      29,888
     Accumulated depreciation                 (10,234)     (4,805)
                                             $ 33,878    $ 25,083

     Pursuant to the fresh-start reporting principles of SOP 90-7, the carrying value of property and equipment was adjusted to estimated fair value as of the effective date of the reorganization, which included the restarting of accumulated depreciation. Depreciation expense relating to property and equipment was $5.4 million in 1995; $8.7 million in 1994; and $11.6 million in 1993.


E.   CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES
     Contracts, broadcasting licenses and other intangibles at December 31, consisted of the following (in thousands):

                                                  1995        1994
     Licenses, network affiliation agreements
       and other market related intangibles       $322,749    $275,629
     Reorganization value in excess of amounts
       allocable to identifiable assets              7,998       7,998
                                                   330,747     283,627
     Accumulated amortization                      (17,956)     (8,932)
                                                  $312,791    $274,695

               CITICASTERS INC. AND SUBSIDIARIES
           NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Citicasters' carrying value of its broadcasting assets was adjusted to estimated fair value as of the effective date of the reorganization pursuant to the reporting principles of SOP 90-7. This adjustment included, among other things, the restarting of accumulated amortization related to intangibles.

     Amortization expense relating to contracts, broadcasting licenses and other intangibles was $9.3 million in 1995; $14.2 million in 1994; and $16.5 million in 1993.

F. LONG-TERM DEBT Long-term debt at December 31, consisted of the following (in thousands):

                                                 1995      1994
     Citicasters:
       9-3/4% Senior Subordinated Notes
         due February 2004, less unamortized
         discount of $2,519 and $2,709
         (imputed interest rate 10.13%)          $122,481  $122,291
     Subsidiaries:
       Bank credit facility                        10,000      -
     Total long-term debt                        $132,481  $122,291

     At December 31, 1995, the only sinking fund or other scheduled principal payments due during the next five years is $10 million, due in 1998.

     Cash interest payments were $12.9 million in 1995; $27.1 million in 1994; and $45.1 million in 1993.

     In February 1994, Citicasters refinanced its 14% Notes and the 13% Senior Subordinated Notes due 2001 through the issuance of $200 million principal amount of 9-3/4% Senior Subordinated Notes due 2004 ("9-3/4% Notes"). The 9-3/4% Notes were issued at a discount; the net proceeds were $195.4 million. No gain or loss was recognized on these transactions. A portion of the proceeds from the sale of the four television stations ($305 million) was used to retire long-term debt including $75 million principal amount of the 9-3/4% Notes.

     In October 1994, Citicasters entered into a bank credit agreement with a group of banks providing two revolving credit facilities: a $125 million facility to fund future acquisitions and a $25 million working capital facility. The acquisition facility is available through December 31, 2001. The maximum amount available under this facility will be reduced by $7.5 million per quarter beginning in the first quarter of 1998. The working capital facility is available through December 31, 1997. Citicasters is required to use excess cash flow to reduce amounts outstanding under the facilities if leverage ratios exceed certain levels.

     The interest rate under the facilities varies depending on Citicasters' leverage ratio. In the case of the base rate option, the rate ranges from the base rate to the base rate plus .75%. In the case of the eurodollar rate option, the rate ranges from 1% to 2% over the eurodollar rate. The bank credit facilities are secured by substantially all the assets of Citicasters. As of March 1, 1996, Citicasters had $26 million outstanding under the acquisition facility.

                    CITICASTERS INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Citicasters' 9-3/4% Notes require a prepayment of the 9-3/4%
     Notes in the event of certain changes in the control of Citicasters and further require the proceeds from certain asset sales to be used to partially redeem 9-3/4% Notes.

     At December 31, 1995 the market of the 9-3/4% Notes exceeded carrying value by approximately $1.5 million.

G. SHAREHOLDERS' EQUITY Citicasters is authorized to issue 500 million shares of Class A Common Stock, $.01 par value, 125 million shares of Class B Common Stock, $.01 par value and 9.5 million shares of Serial Preferred Stock, $.01 par value. The preferred stock may have such preferences and other rights and limitations as the Board of Directors may designate with respect to each series.

     During 1995 and 1994, Citicasters acquired 254,760 and 2,354,475 shares of its common stock from several unaffiliated institutions for $5.2 million and $51.1 million, respectively. Under the most restrictive provision of Citicasters' debt covenants, Citicasters may acquire an additional $8.7 million of its common stock.

     During 1995, Citicasters' Board of Directors twice declared three-for-two stock splits of its outstanding common stock. All share and per share data have been restated to reflect both stock splits.

     The Company's debt instruments contain certain covenants which limit the amount of dividends which Citicasters is able to pay on its common stock. Under the most restrictive provision of Citicasters' debt covenants, dividends are limited to a maximum of $2.5 million annually. Citicasters paid a dividend of $.03 per common share in 1995. Under the merger agreement with Jacor (see Note M), Citicasters will not be permitted to pay dividends without the prior consent of Jacor.

     Changes in the number of shares of common stock are shown in the following table:

     Predecessor:
     Outstanding at January 1, 1993                     56,729,434

     Effect of reverse stock split
         in restructuring                              (56,303,963)
     Issued in restructuring for
       exchanges of securities                          24,772,412
        Issued for cash                                    213,383

     Citicasters:
     Stock bonuses awarded to employees                     52,425
     Outstanding at December 31, 1993                   25,463,691

     Stock bonuses awarded to employees                     37,125
     Stock repurchased and retired                      (5,297,569)
     Outstanding at December 31, 1994                   20,203,247

     Exercise of stock option                               29,812
     Stock repurchased and retired                        (256,132)

     Outstanding at December 31, 1995                   19,976,927

                  CITICASTERS INC. AND SUBSIDIARIES
              NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Following the consummation of the reorganization, the Board of Directors established the 1993 Stock Option Plan. The Plan provides for granting both non-qualified and incentive stock options to key employees. There are 1,800,000 common shares reserved for issuance under the 1993 Plan. During 1994, the Board of Directors established the 1994 Directors Stock Option Plan. The Plan provides for the granting of options to non-employee directors of Citicasters. There are 450,000 common shares reserved for issuance under the 1994 Plan. Options under both plans become exercisable at the rate of 20% per year commencing one year after grant and expire at the earlier of 10 years from the date of grant, three months after termination of employment or retirement as a director, or one year after the death or disability of the holder.

     Stock option data for Citicasters' stock option plans are as follows:

                                           1995                          1994
                                               Option Price                  Option Price
                                   Shares      Per Share         Shares      Per Share

     Outstanding, beginning
         of period                 1,614,375    $6.67-$10.33     1,307,250      $6.67
     Granted                          57,500   $18.00-$25.50       498,375   $9.77-$10.33
     Exercised                       (29,812)      $6.67              -           -
     Terminated                         -            -            (191,250)     $6.67
     Outstanding, December 31      1,642,063    $6.67-$25.50     1,614,375   $6.67-$10.33

     Exercisable, December 31        516,263    $6.67-$10.33       223,200      $6.67
     Available for grant
         December 31                 607,937                       635,625

H. INCOME TAXES Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of Citicasters' deferred tax assets and liability as of December 31, are as follows (in thousands):

                                             1995           1994
     Deferred tax assets:
       Accrued expenses and other            $ 8,409        $ 8,190

     Deferred tax liability:
     Book over tax basis of depreciable
           assets                             53,231         52,676

     Net deferred tax liability              $44,822        $44,486

                 CITICASTERS INC. AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS - CONTINUED

     The following is a reconciliation of Federal income taxes at the "statutory" rate of 35% in 1995, 1994, and 1993 and as shown in the Statement of Operations (in thousands):

                                                                        Predecessor
                                             1995           1994        1993
     Earnings (loss) from continuing
       operations before income taxes        $23,317        $116,606    ($ 66,796)
     Extraordinary items                        -               -         408,140
     Adjusted earnings before
       income taxes                          $23,317        $116,606     $341,344

     Income taxes at the statutory rate      $ 8,161        $ 40,812     $119,470
     Effect of:
       Book basis over tax basis of
         stations sold                          -              8,472        -
     Goodwill                                     74             599         (630)
     Minority interest                          -               -           9,372
     Certain reorganization items               -               -        (127,606)
     State taxes net of Federal
       income tax benefit                        650           3,575         -
     Other                                       115              42         (606)
     Income taxes as shown in the
        Statement of Operations              $ 9,000        $ 53,500     $   -

     Income tax provision as applied to continuing operations consists of (in thousands):

                                                                          Predecessor
                                             1995           1994          1993

     Current taxes                           $ 7,300        $42,800       $   -
     Deferred taxes                              700          5,200           -
     State taxes                               1,000          5,500           -
                                             $ 9,000        $53,500       $   -

     Federal income taxes of $8.4 million and $7 million were paid in cash during 1995 and 1994, respectively.

I. DISCONTINUED OPERATIONS During 1994, Citicasters received an additional $5 million related to the 1991 sale of its entertainment businesses. The after-tax proceeds were credited to reorganization intangibles. A final distribution is scheduled to occur in December 1996. It is not possible to quantify the amount of the distribution Citicasters will receive at that time.


J. EXTRAORDINARY ITEMS Predecessor's extraordinary items in 1993 consisted of a loss of $6.3 million from the retirement of debt prior to the reorganization and a gain of $414.5 million on debt discharge in the reorganization.

            CITICASTERS INC. AND SUBSIDIARIES
        NOTES TO FINANCIAL STATEMENTS - CONTINUED

K. PENDING LEGAL PROCEEDINGS Management, after review and consultation with counsel, considers that any liability from litigation pending against Citicasters and any of its subsidiaries would not materially affect the consolidated financial position or results of operations of Citicasters and its subsidiaries.

L. ADDITIONAL INFORMATION Quarterly Operating Results (Unaudited) - The following are quarterly results of consolidated operations for 1995 and 1994 (in thousands except per share data).

                                1st       2nd       3rd       4th
                              Quarter   Quarter   Quarter   Quarter        Total

     1995
       Net revenues           $29,045   $36,886   $34,126   $36,357        $136,414
       Operating income         4,724    11,588     8,910    11,325          36,547
       Net earnings             1,278     5,242     3,282     4,515          14,317
     * Net earnings
        per share                $.06      $.25      $.15      $.21            $.68

         1994
       Net revenues           $48,449   $60,423   $50,908   $37,263        $197,043
       Operating income         7,193    18,321    13,386    12,683          51,583
       Net earnings (loss)     (1,752)   5,161     44,851    14,846          63,106
       Net earnings (loss)
         per share              ($.07)    $.20      $1.75      $.67           $2.55

     * The sum of the quarterly earnings per share does not equal the earnings per share computed on a year-to-date basis due to rounding.

     Citicasters' financial results are seasonal. Revenues are higher in the second and fourth quarter and lower in the first and third quarter; the first quarter is the lowest of the year.

     During the third and fourth quarters of 1994, Citicasters recorded net earnings of $41.7 million and $8.4 million respectively, attributable to the sale of the four television stations.

     Included in selling, general and administrative expenses in 1995, 1994 and 1993 are charges of $5.8 million, $7.2 million and $6.6 million, respectively, for advertising and charges of $1.3 million, $2.2 million and $2.4 million, respectively, for repairs and maintenance.

M. SUBSEQUENT EVENT On February 12, 1996, Citicasters and Jacor Communications, Inc. entered into a merger agreement by which Jacor will acquire Citicasters. Under the agreement, for each share of Citicasters stock, Jacor will pay cash of $29.50 plus a five-year warrant to purchase approximately .2 shares of Jacor common stock at $28 per share. If the closing occurs after September 1996 the exercise price of the warrant would be reduced to $26 per share and the per share cash price would increase at the rate of $.2215 per month. American Financial and certain of its affiliates have agreed to execute irrevocable consents in favor of the Jacor transaction on March 13, 1996. The closing of the transaction is conditioned on, among other things, receipt of FCC and other regulatory approvals. Upon consummation of the merger, holders of the 9-3/4% Notes have the right to put their notes to the Company at 101% of principal.

                  PART IV

                  ITEM 14

Exhibits, Financial Statement Schedules and Reports on Form 8-K



(a)  Documents filed as part of this Report:
     1.  Financial Statements are included in Part II, Item 8.

     2.  Financial Statement Schedules:

         A. Selected Quarterly Financial Data is included in Note L to the Financial Statements.

         B.    Schedules filed herewith:
                                                                  Page
          For 1995, 1994 and 1993:
          I - Condensed Financial Information of Registrant        S-2

          All other schedules for which provisions are made in the applicable regulation of Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

     3.  Exhibits - see Exhibit Index.

(b)  Reports on Form 8-K filed during the fourth quarter of 1995:
     None

                        CITICASTERS INC.
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (In Thousands)

                    CONDENSED BALANCE SHEET


                                                      December 31,
                                                  1995        1994
ASSETS:
  Cash                                            $     82    $    210
  Investment in subsidiaries                       305,375     277,969
  Deferred income tax assets                         3,266       3,266
                                                  $308,723    $281,445

LIABILITIES AND CAPITAL:
  Accounts payable and accrued expenses           $ 26,550    $  8,217
  Long-term debt                                   122,481     122,291
  Capital                                          159,692     150,937
                                                  $308,723    $281,445

                        CITICASTERS INC.
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (In Thousands)

               CONDENSED STATEMENT OF OPERATIONS


                                                   Year ended December 31,
                                                                       Predecessor
                                                  1995       1994      1993
INCOME:
  Equity in undistributed earnings of
    subsidiaries                                  $27,405   $81,698    $145,939
  Other income                                         31      -            17
                                                   27,436    81,698     145,956
COSTS AND EXPENSES:
  Interest expense                                 12,545    17,351       9,348
  Loss on bad debts - advances to subsidiary         -         -        213,054
  Other expenses                                      574     1,241       1,303
                                                   13,119    18,592     223,705
Earnings (loss)before reorganization items         14,317    63,106     (77,749)

Reorganization items                                 -         -         10,953

Earnings (loss) before extraordinary items         14,317    63,106     (66,796)

Extraordinary items, net of income taxes             -         -        408,140

NET EARNINGS                                      $14,317   $63,106    $341,344

                        CITICASTERS INC.
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (In Thousands)

               CONDENSED STATEMENT OF CASH FLOWS

                                                           Year ended December 31,
                                                                             Predecessor
                                                       1995      1994        1993
OPERATING ACTIVITIES:
Net earnings                                           $14,317   $ 63,106    $341,344
Adjustments:
  Non-cash minority interest expense                      -          -         26,776
  Equity in undistributed net earnings
    of subsidiaries                                    (27,406)   (81,698)   (158,298)
  Loss on bad debts - advances to subsidiaries            -          -        213,055
  Other non-cash adjustments                               190        197         168
  Extraordinary gain on retirements
    and refinancing of long-term debt                     -          -       (408,140)
  Increase (decrease) in accounts payable and
    accrued expenses                                    18,333        161     (19,404)
  Dividend from subsidiary                                -       134,443        -
  Other                                                   -          -             63
                                                         5,434    116,209      (4,436)
INVESTING ACTIVITIES:
  Investment in subsidiary                                -      (113,237)       -
  Cash advanced from subsidiaries                         -          -          1,447
                                                          -      (113,237)      1,447
FINANCING ACTIVITIES:
  Retirements and refinancings of long-term debt          -      (150,824)       -
  Additional long-term borrowings                         -       195,350       6,339
  Proceeds from the issuance of common stock              -          -          1,161
  Common shares repurchased                             (5,168)   (51,054)       -
  Cash dividend paid on common stock                      (667)      -           -
  Financing costs                                         -          -         (1,106)
  Other                                                    273        297        -
                                                        (5,562)    (6,231)      6,394

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                                  (128)    (3,259)      3,405

Cash at beginning of period                                210      3,469          64
Cash at end of period                                  $    82    $   210    $  3,469


               CITICASTERS INC. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (In Thousands)

SUPPLEMENTARY SCHEDULE TO THE CONDENSED STATEMENT OF CASH FLOWS


                                                            Year ended
                                                            December 31, 1993
                                                            Predecessor
  EFFECTS OF REORGANIZATION ACTIVITIES:
    Cash Items:
      Operating activities:
        Professional fees and other expenses
          related to bankruptcy proceedings                 ($  3,743)

      Financing activities:
        Common stock issued for cash                         $  1,161
        Long-term debt issued for cash                          6,339
                                                             $  7,500

    Non Cash Items:
      Decrease in long-term debt through the
          issuance of common stock                          ($221,541)
      Increase in long-term debt (primarily
          reduction in original issue discount)                   370
      Elimination of minority interest through
          the issuance of common stock                       (274,932)
      Common stock issued in reorganization                   134,762
      Decrease in accrued liabilities subject to
          exchange                                            (51,712)
      Net adjustment of accounts to fair value                (15,961)
      Increase in accrued liabilities
          (professional fees and other expenses
          related to bankruptcy proceedings)                    1,438
                                                            ($427,576)

                 SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, Citicasters Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Citicasters Inc.

                                      By:     JOHN P. ZANOTTI
                                              Chief Executive Officer

Signed: March 12, 1996

                        _____________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                    Capacity                Date

JOHN P. ZANOTTI
John P. Zanotti                   Director            March 12, 1996


THEODORE H. EMMERICH
Theodore H. Emmerich              Director            March 12, 1996


S. CRAIG LINDNER
S. Craig Lindner                  Director            March 12, 1996


CARL H. LINDNER
Carl H. Lindner                   Director            March 12, 1996


JAMES E. EVANS
James E. Evans                    Director            March 12, 1996


JULIUS S. ANREDER
Julius S. Anreder                 Director            March 12, 1996


GREGORY C. THOMAS
Gregory C. Thomas   Executive Vice President and
                      Chief Financial Officer
                    (Principal Accounting Officer)    March 12, 1996

              CITICASTERS INC.
             INDEX TO EXHIBITS




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

3.2  Restated Bylaws of Citicasters, filed as Exhibit 3.2 to
     Citicasters Inc.'s, Form 10-K for 1993.  *

4.1 Loan Agreement dated as of October 5, 1994, as modified from time to time, between Citicasters Co., Citicasters Inc. and certain banks, filed as Exhibit 4.1 to Citicasters Inc.'s, Form 10-Q for the quarterly period ended September 30, 1994. *

4.2 Indenture dated as of February 18, 1994, between Citicasters and Shawmut Bank, N.A., as Trustee relating to the 9-3/4% Senior Subordinated Notes due 2004 (the form of which 9-3/4% Senior Subordinated Notes due 2004 is included therein), filed as exhibit 4.2 to Citicasters Inc.'s 8-K dated February 18, 1994.*

10.1 Citicasters 1993 Stock Option Plan, filed as Exhibit 10.1 to
     Citicasters Inc.'s, Form 10-K for 1993.  *

10.2 1994 Directors Stock Option Plan, filed as Exhibit 10.2 to
     Citicasters Inc.'s, Form 10-K for 1994. *

10.3 Comprehensive Settlement Agreement dated as of December 1, 1993, by and among Predecessor, AFC, Carl H. Lindner and other parties named therein, as incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Citicasters Inc.'s, Form S-4 Registration Statement No. 33-63036 dated September 27, 1993. *

11   Computation of earnings per common share

21   Subsidiaries of the Registrant

27   Financial Data Schedule

Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries other than those listed above.

* Incorporated herein by reference

               CITICASTERS INC. AND SUBSIDIARIES
     EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE
            (In thousands except per share amounts)

                                                       Year ended     Year ended
                                                       December 31,   December 31,
                                                       1995           1994
Net earnings used to calculate primary and fully-
    diluted earnings per share                         $14,317        $63,106

Shares used in calculation of primary earnings
    per share:
  Weighted average common shares                        20,102         24,536
  Dilutive effect of assumed exercise of certain
    options for the purchase of common shares              915            241
  Weighted average common shares used to calculate
    primary earnings per share                          21,017         24,777

Primary earnings per common share                         $.68          $2.55




Shares used in calculation of fully-diluted
     earnings per share:
  Weighted average common shares                       20,102          24,536
  Dilutive effect of assumed exercise of
      certain options for the purchase
      of common shares                                  1,076             488
  Weighted average common shares used to calculate
      fully-diluted earnings per share                 21,178          25,024

Fully-diluted earnings per common share                  $.68           $2.52

As a result of the effects of the reorganization, earnings per share for periods ending on or prior to December 31, 1993 have been rendered meaningless and, therefore omitted from the financial statements.

              CITICASTERS INC.
                 EXHIBIT 21
       SUBSIDIARIES OF THE REGISTRANT



    The following is a list of subsidiaries of Citicasters Inc. at December 31, 1995. All corporations listed are 100% owned subsidiaries of Citicasters Inc.

                                   State of
      Name of Company              Incorporation
      Citicasters Co.                  Ohio

     The names of certain subsidiaries are omitted, as such subsidiaries in the aggregate would not constitute a significant subsidiary.