Form 10-K405/A
period 1995-12-31
CITICASTERS INC
filed 1996-04-26
CIK 317833

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

                                  Amendment No. 1 to
                 Annual Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

          For the fiscal year ended              Commission File No. 1-8283
          December 31, 1995

                                   Citicasters Inc.

          Incorporated under the                               IRS Employer
          Laws of Florida                     Identification No. 59-2054850

                                One East Fourth Street
                               Cincinnati, Ohio  45202
                                Phone:  (513) 562-8000




          This Form 10-K/A provides information required by Item 10, 11, 12 & 13 of Form 10-K.

                                       PART III

                                       ITEM 10
                  Directors and Executive Officers of the Registrant

               The directors and executive officers of the Company are:


                                                                  EXECUTIVE
                 NAME             AGE*          POSITION          SINCE


          Carl H. Lindner          76     Chairman of the Board   1994


          S. Craig Lindner         41     Director                1982

          Julius S. Anreder        62     Director                1994

          Theodore H. Emmerich     69     Director                1989

          James E. Evans           50     Director                1984

          John P. Zanotti          47     Director, Chief         1992
                                          Executive Officer
                                          and President

          Gregory C. Thomas        48     Executive Vice          1990
                                          President, Chief
                                          Financial Officer
                                          and Treasurer

          Samuel J. Simon          39     Senior Vice President,  1990
                                          General Counsel and
                                          Secretary


          *As of March 31, 1996


               Mr. Carl H. Lindner is Chairman of the Board and Chief Executive Officer of American Financial Group, Inc. ("American Financial"). American Financial is a holding company which, through its subsidiaries, is engaged principally in specialty and multi-line property and casualty insurance businesses and in the sale of tax deferred annuities and certain life and health insurance products. Mr. Lindner has been Chairman of the Board of Directors and Chief Executive Officer of American Financial's subsidiary, American Financial Corporation ("AFC"), for over 35 years. Mr. Lindner also serves as Chairman of the Board of the following companies: American Annuity Group, Inc. ("AAG"), American Financial Enterprises, Inc. ("AFEI"), American Premier Underwriters, Inc. ("APU"), and Chiquita Brands International, Inc. ("Chiquita"). American Financial owns a substantial beneficial interest in all of these companies. Although not a director or officer of the Company at the time of the filing of the prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Restructuring"), Mr. Lindner had been Chairman of the Board and Chief Executive Officer of Citicasters prior to 1993. He was appointed to the position of Chairman of the Board in January 1994.

               Mr. Zanotti has been a member of the Board and Chief Executive Officer of Citicasters since December 1992 and was elected President in May 1995. He previously served as Executive Vice President and the President and Chief Operating Officer of the Company's wholly-owned subsidiary, Great American Broadcasting Company ("GABC"), since January 1992. Mr. Zanotti had served as President-Television Group of GABC since February 1991. Prior to such time, Mr. Zanotti was Publisher of the Arizona Republic and The Phoenix Gazette and Chief Executive Officer and Executive Vice President of Phoenix Newspapers, Inc. from March 1990 to February 1991. Mr. Zanotti was the Chief Executive Officer of the Company during the Restructuring.

               Mr. Emmerich, prior to his retirement in 1986, was managing partner of the Cincinnati office of Ernst & Whinney, an independent accounting firm (now Ernst & Young). He is also a director of American Financial, AFC, APU, Carillon Fund, Inc., Carillon Investment Trust, Gradison Custodian Trust, Gradison McDonald Municipal Custodial Trust, Gradison McDonald Cash Reserves Trust and Summit Investment Trust.

               Mr. S. Craig Lindner, since March 1993, has been President of AAG, an 81%-owned subsidiary of AFC that markets tax-deferred annuities principally to employees of educational institutions. Mr. Lindner was elected President of American Money Management Corporation ("AMMC"), a subsidiary of AFC which provides investment services for the Company and its affiliated companies, in January 1996. For over five years prior thereto, he had served as Senior Executive Vice President of AMMC. Mr. Lindner is also a director of American Financial, AFC, AAG and APU.

               Mr. Anreder is a partner of Oscar Gruss & Son, the controlling shareholder of Oscar Gruss & Son, Inc., a New York City-based member firm of the New York Stock Exchange. Mr. Anreder has served as a Vice President of Oscar Gruss & Son, Inc. for over five years. He is also a director of AFEI.

               Mr. Evans is Senior Vice President and General Counsel of American Financial. He has served as Vice President and General Counsel of AFC for more than five years. He is also director of American Financial, AFC, AFEI and APU.

               Mr. Thomas was elected Executive Vice President and Chief Financial Officer in May 1990 and was appointed Treasurer of the Company in March 1992.

               Mr. Simon was elected Senior Vice President in July 1994 and appointed General Counsel and Secretary in May 1990. Prior to January 1, 1994, Mr. Simon had served for more than five years as an attorney in the General Counsel's Office of AFC.


                                       ITEM 11

                                Executive Compensation

               The following table shows, for the fiscal years ending December 31, 1995, 1994, and 1993, the cash compensation paid by Citicasters as well as certain other compensation paid during or accrued for those years, to each of the executive officers of the Company.

                              SUMMARY COMPENSATION TABLE


                                        Annual Compensation          Long-Term
                             -----------------------------------     Compensation
                             Year                                    -------------
      Name and Principal      (a)                        Other       Securities
           Position                 Salary    Bonus     Annual       Underlying
                                                     Compensation Options Granted
                                                          (b)      (# of Shares)
    ---------------------   ------  -------  ------- ------------ ---------------

   John P. Zanotti           1995  $463,200  $220,000    $10,486            0
   Chief Executive Officer   1994  $433,200  $530,000    $13,858      250,000
   and President             1993  $393,200  $472,500     $6,082            0

   Gregory C. Thomas         1995  $239,900  $ 95,000     $8,125            0
   Executive Vice            1994  $229,900  $180,000     $9,198       45,000
   President and Chief       1993  $214,480  $165,000     $5,875            0
   Financial Officer

   Samuel J. Simon           1995  $289,120  $ 45,000     $6,670            0
   Senior Vice President,    1994  $289,120  $135,000     $7,405       22,500
   General Counsel and
   Secretary




               (a) Compensation information is omitted from the table for Mr. Simon for the year 1993 as he was not compensated by the Company during such year.

               (b) Includes compensation for 1995 in the form of group life insurance premiums, executive long term disability premiums, and contributions to the Thrift Savings Plan, respectively, for each person as follows: Mr. Zanotti - $1,218, $4,768, $4,500; Mr. Thomas - $626, $2,999, $4,500; Mr. Simon - $304, $1,896,
          $4,500.

          Stock Options

               The following tables contain information concerning year end values of stock options held by the named executive officers under the Company's 1993 Stock Option Plan. No options were granted or exercised by such officers during 1995.

                              1995 YEAR END OPTION VALUES

                                               Number of     Value of Unexercised
                                               Securities        In-the-Money
                                               Underlying       Options at Year
                                              Unexercised           End (a)
                                                Options
                        Options   Value       at Year End        Exercisable/
           Name        Exercised Realized                        Unexercisable
                                             Exercisable/
                                             Unexercisable
    ---------------    --------  --------  ---------------   ----------------------
    John P. Zanotti      -0-        -0-    112,500/450,000   $1,837,688/$7,350,750



    Gregory C. Thomas    -0-        -0-      20,250/81,000     $322,414/$1,289,655


    Samuel J. Simon      -0-       -0-       10,125/40,500       $157,719/$630,878



               (a) The value of unexercised in-the-money options is calculated based on the closing market price for Citicasters Common Stock on December 31, 1995 of $23.625 per share.

          Compensation of Directors

               Each Director who is not a salaried officer of Citicasters was paid an annual fee of $20,000 plus $1,500 for each Board of Directors meeting attended in 1995. Directors who are not salaried officers and serve on committees of the Board of Directors received an additional fee of $750 per committee meeting attended. Committee chairmen not otherwise compensated for their services to the Company were paid an additional $5,000 annually.

               On November 3, 1994, the Board of Directors adopted the 1994 Directors' Stock Option Plan to advance the interests of Citicasters in attracting and retaining outstanding individuals to serve as non-employee Directors by offering such persons an opportunity to invest in the Company's Common Stock (the "Directors' Plan"). The Directors' Plan provides that Stock Options will be granted to directors of Citicasters who are not also employees of Citicasters or its subsidiaries ("Eligible Directors"). The Directors' Plan provides for automatic grants of stock options to Eligible Directors. On the effective date of the Directors' Plan, each Eligible Director was granted an option to purchase 10,000 shares of Citicasters' Common Stock. On each September 1 thereafter, each Eligible Director is granted an additional 1,000 Stock Options. Each person elected as a director of Citicasters who was not a director on the effective date of the Directors' Plan and qualifies as an Eligible Director will be granted 10,000 Stock Options on the date of election.

          Compensation Committee Interlocks and Insider Participation

               Executive compensation is determined by the Compensation Committee of the Board of Directors. The Compensation Committee consists of S. Craig Lindner, Carl H. Lindner and James E. Evans. While none of these directors is a salaried employee, Mr. Evans was an executive officer and employee of the Company prior to 1992. Carl H. Lindner is also Chairman of the Board and Chief Executive Officer of AFC. Messrs. Lindner, Lindner and Evans are each directors and executive officers of AFC. See "Certain Transactions" for additional information concerning relationships between Citicasters and AFC.

          Performance Graph

               The following graph compares the cumulative total shareholder return on the Company's post-restructuring common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Stock Index and a peer group comprising eight companies engaged in radio or radio and television broadcasting ("Peer Group") from December 28, 1993 (the effective date of the registration of the Common Stock under Section 12 of the Securities and Exchange Act in connection with the restructuring) to December 31, 1995. These companies include Clear Channel Communications Inc., EZ Communications Inc., Evergreen Media Corp., Granite Broadcasting Corp., Infinity Broadcasting Corp., Jacor Communications Inc., Outlet Communications Inc. and Saga Communications Inc.


                                         1993      1994      1995

          Citicasters Inc.              100.00    147.76    317.35

          Broadcast Peer Group          100.00    114.87    185.95

          S&P 500                       100.00    101.32    139.40


          Assumes $100 invested on December 28, 1993 in Citicasters' common stock, the S&P 500 Stock and the Broadcast Peer Group, including reinvestment of dividends.


                                       ITEM 12

            Security Ownership of Certain Beneficial Owners and Management


               The following tables set forth, as of April 1, 1996, the number of shares and percentages of Citicasters Common Stock beneficially owned by each person who is known to the Company to be the beneficial owner of more than 5% of Citicasters Common Stock, by each of Citicasters' directors and by all of Citicasters' executive officers and directors as a group.


                                                        Amount and
                                                         Nature of
                                                        Beneficial    Percent of
         Name and address of 5% Beneficial Owner         Ownership       Class
   ------------------------------------------------   --------------  -----------
   American Financial Group, Inc. and its
   subsidiaries (collectively "American Financial")    7,566,889 (a)     37.8%
     One East Fourth Street
     Cincinnati, Ohio 45202


   Carl H. Lindner
     One East Fourth Street                            3,432,666 (b)     17.2%
     Cincinnati, Ohio 45202

   Sandler Associates/Sandler Capital Management
     767 Fifth Avenue, 45th Floor                      1,022,580          5.3%
     New York, NY  10153



               (a) Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner, and trusts for their benefit (collectively "the Lindner Family"), are the beneficial owners of approximately 44% of American Financial's common stock and may be deemed to be controlling persons of American Financial. The Lindner Family shares with American Financial voting and dispositive power with respect to the shares of Citicasters' Common Stock owned by American Financial. The Lindner Family and American Financial may be deemed to be controlling persons of the Company.

               (b) Excludes the 7,566,889 shares of Common Stock held by American Financial and includes 170,253 shares of Common Stock held by a charitable foundation over which Mr. Lindner shares voting and/or dispositive power and 4,500 shares of which Mr. Lindner has the right to acquire within 60 days through the exercise of stock options.

                                              Amount and
                                              Nature of
                                              Beneficial      Percent of
                  Name of Director            Ownership          Class
          -----------------------------    -----------------  ------------
          Carl H. Lindner                  3,432,666 (a)(b)        17.2%

          John P. Zanotti                       253,132 (b)         1.2%

          Theodore H. Emmerich                    7,425 (b)           *

          S. Craig Lindner                    90,000 (b)(c)           *

          James E. Evans                         94,500 (b)           *

          Julius S. Anreder                       4,500 (b)           *

          All Directors and                   3,987,898 (b)        19.6%
           Executive Officers


          *Less than 1%

               (a) Excludes the 7,566,889 share of Company Common Stock held by American Financial and includes 170,253 shares of Company Common Stock held by a charitable foundation over which Mr. Lindner shares voting and/or dispositive power.

               (b) Includes shares of Company Common Stock which the named Director or all Directors and executive officers as a group has the right to acquire within 60 days, through the exercise of stock options, in the following amounts: Mr. Carl H. Lindner, 4,500; Mr. Zanotti, 202,500; Mr. Emmerich, 4,500; Mr. S. Craig Lindner, 4,500; Mr. Evans, 4,500; Mr. Anreder, 4,500; and all executive officers as a group, 49,500 shares.

               (c) Excludes the 7,566,889 shares of Common Stock held by American Financial and includes (i) 49,500 shares of Company Common Stock held by his spouse as custodian for their minor children or in a trust over which his spouse has voting and dispositive power and (ii) 18,000 held in a trust for the benefit of his children for which his brother acts as trustee with voting and dispositive power.

               Several of the Company's directors and executive officers also beneficially owned shares of American Financial common stock as of March 31, 1996, in the following amounts: Carl H. Lindner -
           6,793,221; S. Craig Lindner - 4,803,585; Theodore H. Emmerich - 16,219; James E. Evans - 42,846; Julius S. Anreder - 4,542.

                                       ITEM 13

                    Certain Relationships and Related Transactions


               Citicasters has had and expects to continue to have transactions with its directors, officers, principal shareholders, their affiliates and members of their families. The terms of these transactions are comparable to those which would apply to unrelated parties.

               The Company purchases substantial amounts of its property and casualty insurance coverage through certain subsidiaries of AFC. During 1995, approximately $450,000 were remitted to AFC insurance company subsidiaries.

               Citicasters leases its corporate headquarters from AFC under a five year lease, effective as of November, 1994. During 1995, Citicasters paid approximately $254,000 to AFC under the lease.

               Citicasters estimates that the following affiliates of and entities in which American Financial or Carl H. Lindners' immediate family members have or had substantial holdings paid in the aggregate approximately $440,300 in radio and television advertising fees to Citicasters during 1995: Chiquita, The Provident Bank, United Dairy Farmers, Inc. (principally owned by Robert D. Lindner, brother of Carl H. Lindner) and Thriftway, Inc. (owned through March 1995 by Richard E. Lindner, brother of Carl H. Lindner).

               In 1995, the Company paid a subsidiary of AFC approximately $64,000 for banquet and hotel facilities.

               Citicasters utilizes the services of Provident Travel Corporation, an AFC subsidiary travel agency, to facilitate business travel by Company employees. In 1995, Citicasters had approximately $643,000 of bookings through this agency, all on terms and conditions customarily offered by commercial travel agencies in the area.

          Board and Board Committee Actions

               The Board held five meetings during 1995 and took action by unanimous written consent on two occasions. Each of the directors attended at least 75% of the aggregate of the meetings of the Board and of the committees on which they served in 1995.

               The Executive Committee consists of Messrs. Carl H. Lindner, S. Craig Lindner and John P. Zanotti. The Executive Committee is authorized, under Florida law and the Company's Bylaws, to perform substantially all of the functions of the Board of Directors. The Executive Committee took formal written action on one occasion during 1995.

               The Audit Committee consists of Messrs. Emmerich and Julius
          S. Anreder.   The Audit Committee had two meetings in 1995.  The
          Committee's functions include reviewing with the independent auditors the plans and results of the audit engagement of the Company and reviewing the scope and results of the procedures for internal auditing.

               The Compensation Committee consists of Carl H. Lindner, S. Craig Lindner and James E. Evans. The Committee is responsible for establishing the compensation levels of the executive officers and for administrating the Employee and Directors' Stock Option Plans. The Committee took actions in writing on four occasions in 1995.

               The Company does not have a Nominating Committee.

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, Citicasters Inc. has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Citicasters Inc.

                                             By: GREGORY C. THOMAS
                                                ----------------------------
                                                 Gregory C. Thomas
                                                 Executive Vice President
                                                 and Chief Executive
          Signed:  April 26, 1996                Officer