Form 10-Q
period 1996-03-31
CITICASTERS INC
filed 1996-04-26
CIK 317833

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March  31, 1996

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

         As of April 15, 1996, there were 20,007,552 shares of Common Stock outstanding.


                             EXHIBIT INDEX Page 12

                            CITICASTERS INC. - 10-Q
                                     PART I
                             FINANCIAL INFORMATION

                       CITICASTERS INC. AND SUBSIDIARIES
                                 BALANCE SHEET
                             (Dollars in Thousands)



                                                                                             March 31,          December 31,
                                                                                               1996                 1995
                                                                                           -------------        ------------
   ASSETS
   ------
Current assets:
  Cash and short-term investments                                                            $  6,238             $  3,572
  Trade receivables, less allowance for
    doubtful accounts of $1,603 and $1,643                                                     27,835               32,495
  Broadcast program rights                                                                      4,596                5,162
  Prepaid and other current assets                                                              2,687                3,059
                                                                                             --------             --------
      Total current assets                                                                     41,356               44,288

Broadcast program rights, less current portion                                                  2,406                3,296
Property and equipment, net                                                                    37,159               33,878
Contracts, broadcasting licenses and other
  intangibles, less accumulated amortization
  of $20,489 and $17,956                                                                      331,258              312,791
Deferred charges and other assets                                                              14,549               22,093
                                                                                             --------             --------
                                                                                             $426,728             $416,346
                                                                                             ========             ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Accounts payable, accrued expenses and
    other current liabilities                                                                $ 12,983             $ 17,061
  Broadcast program rights fees payable                                                         4,645                5,298
                                                                                             --------             --------
      Total current liabilities                                                                17,628               22,359

Broadcast program rights fees payable,
  less current portion                                                                          2,212                2,829
Long-term debt                                                                                148,532              132,481
Deferred income taxes                                                                          44,822               44,822
Other liabilities                                                                              54,200               54,163
                                                                                             --------             --------
      Total liabilities                                                                       267,394              256,654

Shareholders' equity:
  Common Stock, $.01 par value, including additional
    paid-in capital; 500,000,000 shares authorized;
    20,007,552 and 19,976,927 shares outstanding                                               83,148               82,936
  Retained earnings from January 1, 1994                                                       76,186               76,756
                                                                                             --------             --------
  Total shareholders' equity                                                                  159,334              159,692
                                                                                             --------             --------
                                                                                             $426,728             $416,346
                                                                                             ========             ========

See notes to financial statements.

                            CITICASTERS INC. - 10-Q

                       CITICASTERS INC. AND SUBSIDIARIES
                            STATEMENT OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)



                                                                 Three months ended
                                                                       March 31,
                                                              ----------------------------
                                                                1996               1995
                                                                ----               ----
 Net Revenues:
   Television broadcasting                                     $13,677            $14,086
   Radio broadcasting                                           17,500             14,959
                                                               -------            -------
                                                                31,177             29,045
                                                               -------            -------
 Costs and expenses:
   Operating expenses                                           10,034              9,144
   Selling, general and administrative                          11,694             10,735
   Corporate general and administrative                          1,053              1,123
   Depreciation and amortization                                 4,065              3,319
                                                               -------            -------
                                                                26,846             24,321
                                                               -------            -------
 Operating income                                                4,331              4,724

 Other income (expense):
   Interest expense                                             (3,734)            (3,513)
   Investment income                                                55                680
   Miscellaneous, net                                           (1,522)               187
                                                               -------             ------
                                                                (5,201)            (2,646)
                                                               -------             ------
 Earnings (loss) before income taxes                              (870)             2,078
 Income tax (benefit)                                             (300)               800
                                                              --------            -------
 NET EARNINGS (LOSS)                                          $   (570)           $ 1,278
                                                              ========            =======

 SHARE DATA:
   Primary and Fully Diluted:
     Net earnings (loss)                                        ($.03)               $.06
   Average common shares                                        21,119             20,819


See notes to financial statements.

                            CITICASTERS INC. - 10-Q

                       CITICASTERS INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)





                                                                                           Three months ended
                                                                                                March 31,
                                                                                      -------------------------------
                                                                                        1996                  1995
                                                                                        ----                  ----
Common Stock, including additional
    paid-in capital:
  Beginning balance                                                                   $ 82,936              $ 87,831
Common Stock issued:
  Exercise of stock options                                                                212                   162
Common Stock repurchased
    and retired                                                                            -                    (329)
                                                                                      --------              --------
Balance at end of period                                                              $ 83,148              $ 87,664
                                                                                      ========              --------

Retained earnings:
  Beginning balance                                                                     76,756                63,106
  Net earnings (loss)                                                                     (570)                1,278
                                                                                      --------              --------
                                                                                      $ 76,186              $ 64,384
                                                                                      ========              ========

TOTAL SHAREHOLDERS' EQUITY                                                            $159,334              $152,048
                                                                                      ========              ========


See notes to financial statements.

                            CITICASTERS INC. - 10-Q

                       CITICASTERS INC. AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS
                                 (In Thousands)



                                                                    Three months ended
                                                                         March 31,
                                                                  ---------------------
                                                                    1996          1995
                                                                    ----          ----
OPERATING ACTIVITIES:
  Net earnings (loss)                                              $ (570)      $ 1,278
  Adjustments:
    Depreciation and amortization                                   4,065         3,319
    Non-cash interest expense                                          51            46
    Decrease in trade receivables                                   4,660         6,308
    Decrease (increase) in broadcast program
      rights, net of fees payable                                     186            (7)
    Decrease in accounts payable, accrued
      expenses and other liabilities                               (4,000)       (9,459)
    Other                                                             150           487
                                                                  -------      --------
                                                                    4,542         1,972
                                                                  -------      --------
INVESTING ACTIVITIES:
  Deposits on broadcast stations to be acquired                       -          (4,900)
  Purchases of:
    Broadcast stations                                            (16,500)          -
    Real estate, property and equipment                            (1,820)       (2,591)
  Other                                                               232            60
                                                                  -------      --------
                                                                  (18,088)       (7,431)
                                                                  -------      --------
FINANCING ACTIVITIES:
  Additional long-term borrowings                                  16,000           -
  Common shares repurchased                                           -            (328)
  Other                                                               212           161
                                                                  -------      --------
                                                                   16,212          (167)
                                                                  -------      --------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS          2,666        (5,626)

Cash and short-term investments at beginning of period              3,572        46,258
                                                                  -------      --------
Cash and short-term investments at end of period                  $ 6,238      $ 40,632
                                                                  =======      ========


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

    American Financial Group, Inc. and its Subsidiaries ("American Financial") owned 7,566,889 shares or 37.8% of Citicasters' outstanding Common Stock at April 15, 1996. At that date, American Financial's Chairman, Carl H. Lindner, owned an additional 3,341,936 shares or 16.7% of Citicasters' outstanding Common Stock.

    USE OF ESTIMATES The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

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

    CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES Contracts, broadcasting licenses and other intangibles represent the excess of the value of the broadcast stations over the values of their net tangible assets, and is attributable to FCC licenses, network affiliation agreements and other contractual or market related factors. Reorganization value in excess of amounts allocable to identifiable assets represents the excess of the estimated fair value of the Company at the time of the reorganization over the estimated fair value allocated to its net identifiable assets. Intangible assets are being amortized on a straight-line basis over an average of 35 years. On an ongoing basis, Citicasters reviews the carrying value of its intangible assets. If this review indicates that intangible assets will not be recoverable, as determined based on undiscounted cash flows of the Company's broadcast stations over

                             CITICASTERS INC. 10-Q
    the remaining amortization period, Citicasters' carrying values of intangible assets are reduced by the amount of the estimated shortfall of cash flows.

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

    EARNINGS PER SHARE Primary and fully diluted earnings per share are based upon the weighted average number of common shares and gives effect to common equivalent shares (dilutive options) outstanding during the respective periods. The effect of the options was to increase average shares outstanding by 1,116,000 shares for the three months ended March 31, 1996.

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

B.  ACQUISITIONS AND DISPOSITIONS On February 12, 1996, Citicasters and Jacor
    -----------------------------
    Communications, Inc. entered into a merger agreement, by which Jacor will acquire Citicasters. Under the agreement, for each share of Citicasters' stock Jacor will pay cash of $29.50 plus a five-year warrant to purchase approximately .2 shares of Jacor common stock at $28 per full share. If the closing occurs after September 1996, the exercise price of the warrant would be reduced to $26 per share and the per share cash price would increase at the rate of $.2215 per month. American Financial and certain of its affiliates executed irrevocable consents in favor of the Jacor transaction on March 13, 1996. The closing of the transaction is conditioned on, among other things, receipt of FCC and other regulatory approvals. Upon consummation of the merger, holders of the 9-3/4% Notes have the right to put their notes to the Company at 101% of principal.

    During January 1996, Citicasters acquired two additional FM radio stations (WHOK and WLLD) and an additional AM radio station (WLOH) in Columbus for $24 million. Citicasters borrowed from its acquisition facility to fund the purchases. In the aggregate, the purchases of radio stations completed during 1995 and 1996 did not have a material effect on the Company's results.

    During June 1995, Citicasters acquired its second FM station in Portland
    (KKCW) for $30 million. During August 1995, Citicasters acquired a second FM radio station in Tampa (WTBT) for $5.5 million. The purchase price for WTBT-FM could increase to $8 million depending on the satisfaction of certain conditions. Citicasters began operating WTBT-FM during March 1995.

                             CITICASTERS INC. 10-Q

C.  LONG-TERM DEBT  Long-term debt consisted of the following (in thousands):
    --------------

                                                                                          March 31,             December 31,
                                                                                            1996                   1995
                                                                                        ------------            -----------
                Citicasters:
                  9-3/4% Senior Subordinated Notes
                    due February 2004, less unamortized
                    discount of $2,468 and $2,519
                    (imputed interest rate 10.13%)                                        $122,532               $122,481

                Subsidiaries:
                  Bank credit facility                                                      26,000                 10,000
                                                                                          --------               --------
                                                                                          $148,532               $132,481
                                                                                          ========               ========

    As of March 31, 1996, Citicasters had $99 million of bank credit available under a $125 million acquisition facility and all $25 million of bank credit available under a working capital facility.


D.  SHAREHOLDERS' EQUITY  Citicasters is authorized to issue 500 million shares
    --------------------
    of Class A Common Stock, $.01 par value, 125 million shares of Class B Common Stock, $.01 par value and 9.5 million shares of Serial Preferred Stock, $.01 par value. The preferred stock may have such preferences and other rights and limitations as the Board of Directors may designate with respect to each series.

                             CITICASTERS INC.  10-Q

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


GENERAL

The following is a discussion of Citicasters' liquidity and capital resources and certain factors affecting Citicasters' results of operations for the three month period ended March 31, 1996. This discussion should be read in conjunction with Citicasters' Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Citicasters is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary, Citicasters Co., to meet its expenditures for administrative expenses and debt service obligations. Based upon current levels of Citicasters Co.'s operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations (including capital expenditures), administrative expenses and debt service. Citicasters Co. is permitted to advance funds or pay dividends to Citicasters Inc. for administrative expenses, borrowing costs and payment of dividends. Citicasters' credit agreement provides two credit facilities: an acquisition facility of $125 million and a working capital facility of $25 million. At April 15, 1996, $26 million had been drawn under the acquisition facility.

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

Net revenues and operating income are shown below (in thousands):

                                       Three months ended
                                            March 31,
                                      ---------------------
                                        1996         1995
                                        ----         ----
 Net revenues:
 Television broadcasting:
   Local                              $ 6,883      $ 7,643
   National                             6,111        5,775
   Other                                  683          667
                                       ------      -------
     Total                             13,677       14,085
                                      -------      -------

 Radio broadcasting:
   Local                               14,681       11,970
   National                             2,638        2,804
   Other                                  181          186
                                       ------      -------
     Total                             17,500       14,960
                                       ------      -------

   TOTAL NET REVENUES                  31,177       29,045

 Operating, selling, general
   and administrative expenses        (21,728)     (19,879)
 Corporate general and
   administrative expenses             (1,053)      (1,123)
                                      -------      -------

   OPERATING INCOME BEFORE
     DEPRECIATION AND
     AMORTIZATION                       8,396        8,043

 Depreciation and amortization         (4,065)      (3,319)
                                      -------      -------

   OPERATING INCOME                   $ 4,331      $ 4,724
                                      =======      =======

                             CITICASTERS INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          ------------------------------------------------------------


FIRST QUARTER 96 TO FIRST QUARTER 95

OPERATIONS

The 3% decrease in television revenues is attributable to the switch in network affiliation from ABC to CBS at the Tampa TV station, which adversely affected ratings including the late news ratings. The 17% increase in radio revenues is the net effect of the acquisition of KKCW-FM in Portland, the acquisition of WHOK-FM, WLLD-FM and WLOH-AM in Columbus and strong revenue growth at the existing Cincinnati, Portland and Atlanta stations partially offset by decreases in revenues in Kansas City and Sacramento. The weakness in Kansas City and Sacramento is attributable to slow market growth and ratings declines.

Expenses increased primarily as a result of the acquisition of radio stations. On a comparable station basis, TV expenses were flat and radio expenses were up 4%.


OTHER EXPENSE (INCOME)

Interest expense increased 6% due to higher debt balances; interest income declined due to a decrease in invested funds, both of which resulted from the acquisition of radio stations. "Miscellaneous, net" for 1996 includes $1.5 million of expenses incurred in conjunction with the sale of the Company to Jacor.

                             CITICASTERS INC. 10-Q

                                    PART II

                               OTHER INFORMATION




                                     ITEM 6

                        Exhibits and Reports on Form 8-K
                        --------------------------------


a) Exhibits:                    27         Financial Data Schedule


b) Reports on Form 8-K:

         Date of Event                     Event Reported
         -------------                     --------------

         February 12, 1996                 Merger agreement between Jacor and
                                           Citicasters by which Jacor will
                                           acquire Citicasters.

                             CITICASTERS INC. 10-Q




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CITICASTERS INC.




April 26, 1996                   BY: GREGORY C. THOMAS
                                 ----------------------------
                                     Gregory C. Thomas
                                     Executive Vice President and
                                       Chief Financial Officer