Form 10-Q/A
period 1996-03-31
CITICASTERS INC
filed 1996-06-21
CIK 317833

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-Q/A
                               Amendment No. 1


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

                                    ITEM I
                             Financial Statements


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


    [The acquisition of radio stations in Portland, Tampa and Columbus will result in increased revenues, operating expenses and operating income before depreciation and amortization. Increases in depreciation and amortization and interest expense is expected to offset a significant portion of the aforementioned increases and, therefore, these acquisitions are not expected to have a material effect on the Company's operating income, earnings before income taxes, net earning and net earnings per share for 1996.]

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


                                 CITICASTERS INC.





June 21, 1996                   BY: GREGORY C. THOMAS
                                 ----------------------------
                                     Gregory C. Thomas
                                     Executive Vice President and
                                       Chief Financial Officer