Form 10-K/A
period 1995-12-31
CITICASTERS INC
filed 1996-06-24
CIK 317833

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 2 TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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













================================================================================

                                     ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

GENERAL

         The following discussion should be read in conjunction with the Financial Statements beginning on page F-1.

LIQUIDITY AND CAPITAL RESOURCES

         Citicasters is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary, Citicasters Co., to meet its expenditures for administrative expenses and debt service obligations. Based upon current levels of Citicasters Co.'s operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations (including capital expenditures which are anticipated to be approximately $5 million or less annually), administrative expenses and debt service. Citicasters Co. is permitted to advance funds or pay dividends to Citicasters Inc. for administrative expenses, borrowing costs and payment of dividends. Citicasters' credit agreement provides two credit facilities: an acquisition facility of $125 million and a working capital facility of $25 million. At March 1, 1996, $26 million had been drawn under the acquisition facility.


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

         Net revenues and operating income are shown below (in thousands):

                                                                                                                 Predecessor
                                                                                                                 -----------
                                                                        1995              1994                      1993
                                                                        ----              ----                      ----
Net revenues
- ------------
Television broadcasting:
   Local                                                             $ 31,485          $ 67,308                  $ 73,085
   National                                                            27,332            56,972                    60,027
   Other                                                                2,775             6,138                     6,464
                                                                     --------          --------                  --------
     Total                                                             61,592           130,418                   139,576
                                                                     --------          --------                  --------

Radio broadcasting:
   Local                                                               61,157            54,305                    53,704
   National                                                            13,050            11,666                    10,848
   Other                                                                  615               654                     1,040
                                                                     --------          --------                  --------
     Total                                                             74,822            66,625                    65,592
                                                                     --------          --------                  --------
     TOTAL NET REVENUES                                               136,414           197,043                   205,168

Operating, selling, general
  and administrative expenses                                         (80,929)         (117,718)                 (133,070)

Corporate general and
   administrative expenses                                             (4,303)           (4,796)                   (3,996)
                                                                     --------          --------                  --------
     OPERATING INCOME BEFORE
       DEPRECIATION AND AMORTIZATION                                   51,182            74,529                    68,102

Depreciation and amortization                                         (14,635)          (22,946)                  (28,119)
                                                                     --------          --------                  --------
     OPERATING INCOME                                                $ 36,547          $ 51,583                  $ 39,983
                                                                     ========          ========                  ========


         Net revenues and operating income adjusted to remove the operating results of the four television stations sold in 1994 are shown below (in thousands):

                                                            1995                  1994                 1993
                                                            ----                  ----                 ----
Net revenues
- ------------
Television broadcasting                                   $ 61,592              $ 61,750             $ 54,005
Radio broadcasting                                          74,822                66,625               65,592
                                                          --------              --------             --------
          TOTAL NET REVENUES                               136,414               128,375              119,597

Operating, selling, general
  and administrative expenses                              (80,929)              (79,950)             (81,199)

Corporate general and
  administrative expenses                                   (4,303)               (4,796)              (3,996)
                                                          --------              --------             --------
    OPERATING INCOME BEFORE
      DEPRECIATION AND
      AMORTIZATION                                          51,182                43,629               34,402

Depreciation and amortization                              (14,635)              (13,005)             (14,260)
                                                          --------              --------             --------
    OPERATING INCOME                                      $ 36,547              $ 30,624             $ 20,142
                                                          ========              ========             ========

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


     Depreciation and amortization decreased as a result of the sale of the four television stations.


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


OTHER INCOME (EXPENSE) INFORMATION Interest expense decreased approximately $18 million in 1995 compared to 1994, due to reduced debt levels resulting from the sale of the four television stations. Interest expense decreased $33.0 million (51%) during 1994 compared to 1993 due primarily to reduced debt levels resulting from the reorganization and to a lesser extent the sale of four television stations. Minority interest in 1993 was attributable to the preferred stock of a subsidiary which was converted into common stock of the parent as part of the reorganization.

     During 1994 Citicasters sold four television stations for $355 million in cash and a five-year warrant to purchase 5 million shares of New World Class A common stock at $16 per share. Citicasters recorded a pretax gain of $95.3 million ($50.1 million after tax) on these sales.


REORGANIZATION ITEMS Reorganization items represent the expenses incurred as a result of the chapter 11 filings and subsequent reorganization, including, among other things, the adjustments to record the fair values of assets and liabilities at December 31, 1993 (see Note B to the Financial Statements).

INCOME TAXES Income taxes decreased from $53.5 million in 1994 to $9.0 million in 1995. Income taxes for 1994 included $45.2 million of taxes related to the gain on the sale of four television stations. There were no income taxes during 1993 due primarily to the effects of certain reorganization items.

EXTRAORDINARY ITEMS Extraordinary gains in 1993 of $408.1 resulted from gains on retirements and refinancing of long term debt.

NET EARNINGS Net earnings were $14.3 million, $63.1 million and $341.3 million for 1995, 1994 and 1993, respectively.

CASH FLOW

     Cash flow provided by operating activities was $23.2 million, $37.5 million and $18.4 million for 1995, 1994 and 1993, respectively. Cash flow provided by operating activities for 1995 resulted primarily from net earnings, the add-back of non-cash charges (depreciation, amortization and non-cash interest expense), less a net increase in working capital. Cash flow provided by operating activities for 1994 resulted primarily from net earnings less realized gains on sales of assets plus a net decrease in working capital and the add-back of non-cash charges (depreciation, amortization and non-cash interest expense). During 1993 cash flow from operating activities resulted primarily from a net decrease in working capital and the add-back of non-cash charges including depreciation, amortization, non-cash interest expense and minority interest expense. Citicasters 1993 net earnings of $341.3 million resulted primarily from $408.1 million of extraordinary gains on retirements and refinancing of long term debt. The 1993 cash flow provided by operating activities of $18.4 million, excluded $408.1 million of non-cash gains on retirements and refinancing of long term debt.

     Cash (used by) provided by investing activities was ($70.4) million, $365.2 million and ($11.6) million for 1995, 1994 and 1993 respectively. During 1995 Citicasters made capital expenditures, acquired three radio stations and made a deposit to purchase an additional three radio stations. During 1994 Citicasters made capital expenditures, sold four television stations and four radio stations resulting in cash proceeds of $381.5 million, acquired one radio station and received a cash distribution related to the 1991 sale of the Company's entertainment business. During 1993 Citicasters made capital expenditures, sold a radio station and incurred cash expenses in connection with the 1991 sale of the Company's entertainment businesses.

     Cash provided by (used by) financing activities was $4.4 million, ($361.2) million and ($27.2) million for 1995, 1994 and 1993. Cash flow provided by financing activities during 1995 resulted primarily from net borrowings of the Company's bank credit facility partially offset by the repurchase of common stock. Cash flow used by financing activities during 1994 resulted primarily from retirement and refinancing of long-term debt and the repurchase of common shares. Cash flow used by financing activities during 1993, resulted primarily from retirement and refinancing of long-term debt related to the Company's reorganization and the financing costs associated with it.


                                       11a

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

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

                              ---------------------

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





                                                              ERNST & YOUNG LLP


Cincinnati, Ohio
February 23, 1996

                        CITICASTERS INC. AND SUBSIDIARIES
                                  BALANCE SHEET
                             (Dollars in Thousands)




                                                        December 31,
                                                    -------------------
                                                      1995       1994
                                                      ----       ----
 ASSETS
 ------
Current assets:
   Cash and short-term investments                  $  3,572   $ 46,258
   Trade receivables, less allowance for doubtful
     accounts of $1,643 and $1,244                    32,495     31,851
   Broadcast program rights                            5,162      5,488
   Prepaid and other current assets                    3,059      2,635
                                                    --------   --------
     Total current assets                             44,288     86,232

Broadcast program rights, less current portion         3,296      4,466
Property and equipment, net                           33,878     25,083
Contracts, broadcasting licenses and other
   intangibles, net                                  312,791    274,695
Deferred charges and other assets                     22,093     13,016
                                                    --------   --------
                                                    $416,346   $403,492
                                                    ========   ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
Current liabilities:
  Accounts payable, accrued expenses and other
    current liabilities                             $ 17,061   $ 33,673
  Broadcast program rights fees payable                5,298      5,041
                                                    --------   --------
      Total current liabilities                       22,359     38,714

Broadcast program rights fees payable, less
  current portion                                      2,829      3,666
Long-term debt                                       132,481    122,291
Deferred income taxes                                 44,822     44,486
Other liabilities                                     54,163     43,398
                                                    --------   --------
       Total liabilities                             256,654    252,555


Shareholders' equity:
  Class A Common Stock, $.01 par value, including
    additional paid-in capital, 500,000,000
    shares authorized; 19,976,927 and
    20,203,247 shares outstanding                     82,936     87,831
  Retained earnings from January 1, 1994              76,756     63,106
                                                    --------   --------
       Total shareholders' equity                    159,692    150,937
                                                    --------   --------
                                                    $416,346   $403,492
                                                    ========   ========


See notes to financial statements.

                        CITICASTERS INC. AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
                     (In Thousands except per share amounts)


                                                         Year ended December 31,
                                              ------------------------------------------
                                                                              Predecessor
                                                                              -----------
                                                1995         1994                1993
                                                ----         ----                ----
Net revenues:
    Television broadcasting                   $  61,592    $ 130,418           $ 139,576
    Radio broadcasting                           74,822       66,625              65,592
                                              ---------    ---------           ---------
                                                136,414      197,043             205,168
                                              ---------    ---------           ---------
Costs and expenses:
    Operating expenses                           37,416       60,682              71,730
    Selling, general and administrative          43,513       57,036              61,340
    Corporate, general and administrative
      expenses                                    4,303        4,796               3,996
    Depreciation and amortization                14,635       22,946              28,119
                                              ---------    ---------           ---------
                                                 99,867      145,460             165,185
                                              ---------    ---------           ---------

Operating income                                 36,547       51,583              39,983

Other income (expense):
    Interest expense, (contractual interest
      for 1993 was $69,806)                     (13,854)     (31,979)            (64,942)
    Minority interest                                --           --             (26,776)
    Investment income                             1,231        1,216                 305
      Gain on sale of television stations            --       95,339                  --
    Miscellaneous, net                             (607)         447                (494)
                                              ---------    ---------           ---------
                                                (13,230)      65,023             (91,907)
                                              ---------    ---------           ---------
Earnings (loss) before reorganization
    items and income taxes                       23,317      116,606             (51,924)
Reorganization items                                 --           --             (14,872)
                                              ---------    ---------           ---------
Earnings (loss) before income taxes
  and extraordinary items                        23,317      116,606             (66,796)
Income taxes                                      9,000       53,500                  --
                                              ---------    ---------           ---------

Earnings (loss) before extraordinary items       14,317       63,106             (66,796)

Extraordinary items, net of tax                      --           --             408,140
                                              ---------    ---------           ---------

NET EARNINGS                                  $  14,317    $  63,106           $ 341,344
                                              =========    =========           =========

SHARE DATA:
  Primary and Fully Diluted:
    Net earnings                              $     .68    $    2.55                *
    Average common shares                        21,017       24,777                *


* Share amounts are not relevant due to the effects of the reorganization.

See notes to financial statements.

                        CITICASTERS INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)





                                                                 Year ended December 31,
                                                      ------------------------------------------
                                                                                      Predecessor
                                                                                      -----------
                                                         1995         1994                1993
                                                         ----         ----                ----
Common stock, including additional paid-in capital:
  Beginning balance                                   $  87,831    $ 138,588           $ 270,891

  Common stock issued:
    Exercise of stock options                               273           --                  --
    Stock bonus awarded                                      --          297                 350
  Common stock repurchased and retired                   (5,168)     (51,054)                 --
  Effect of restructuring                                    --           --            (132,653)
                                                      ---------    ---------           ---------

  Balance at end of period                            $  82,936    $  87,831           $ 138,588
                                                      =========    =========           =========

Retained earnings:
  Beginning balance                                   $  63,106    $      --           $(609,920)
  Net earnings                                           14,317       63,106             341,344
  Application of fresh-start accounting                      --           --             268,576
  Cash dividends                                           (667)          --                  --
                                                      ---------    ---------           ---------

  Balance at end of period                            $  76,756    $  63,106           $      --
                                                      =========    =========           =========

TOTAL SHAREHOLDERS' EQUITY                            $ 159,692    $ 150,937           $ 138,588
                                                      =========    =========           =========



See notes to financial statements.

                        CITICASTERS INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                           Year ended December 31,
                                                  ---------------------------------------
                                                                               Predecessor
                                                                               -----------
                                                     1995         1994             1993
                                                     ----         ----             ----
OPERATING ACTIVITIES:
  Net earnings                                    $  14,317    $  63,106        $ 341,344
  Adjustments:
    Depreciation and amortization                    14,635       22,946           28,119
    Non-cash interest expense                           190          198            8,780
    Other non-cash adjustments (primarily non-
      cash dividends on the preferred stock
      of a former subsidiary)                            --           --           26,941
    Reorganization items                                 --           --           14,872
    Realized gains on sales of assets                    --      (51,218)          (1,871)
    Extraordinary gains on retirements
         and refinancing of long-term debt               --           --         (408,140)
    Decrease (increase) in trade receivables           (644)      16,443           (1,635)
    Decrease (increase) in broadcast program
      rights, net of fees payable                       916         (146)             201
    Increase (decrease) in accounts payable,
      accrued expenses and other liabilities         (5,885)      (2,891)           9,514
    Increase (decrease) in deferred taxes               336       (6,559)              --
    Other                                              (634)      (4,389)             306
                                                  ---------    ---------        ---------
                                                     23,231       37,490           18,431
                                                  ---------    ---------        ---------
INVESTING ACTIVITIES:
  Deposits on broadcast stations to be acquired      (7,500)          --               --
  Purchases of:
    Broadcast stations                              (50,598)     (16,000)              --
    Real estate, property and equipment             (11,857)      (7,569)          (5,967)
  Sales of:
    Broadcast stations                                   --      381,547            1,600
    Entertainment businesses:
        Cash proceeds received                           --        5,000               --
        Cash expenses related to sale                   (22)        (813)          (6,021)
    Investments and other subsidiaries                   --        2,841               --
  Other                                                (378)         204           (1,131)
                                                  ---------    ---------        ---------
                                                    (70,355)     365,210          (11,519)
                                                  ---------    ---------        ---------
FINANCING ACTIVITIES:
  Retirements and refinancing of long-term debt      (3,500)    (505,824)        (370,150)
  Additional long-term borrowings                    13,500      195,350          355,339
  Financing costs                                        --           --          (13,549)
  Common shares repurchased                          (5,168)     (51,054)              --
  Cash dividends paid on common stock                  (667)          --               --
  Proceeds from the sale of common stock                 --           --            1,161
  Other                                                 273          297               --
                                                  ---------    ---------        ---------
                                                      4,438     (361,231)         (27,199)
                                                  ---------    ---------        ---------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
    INVESTMENTS                                     (42,686)      41,469          (20,287)

Cash and short-term investments at beginning
  of period                                          46,258        4,789           25,076
                                                  ---------    ---------        ---------
Cash and short-term investments at end
  of period                                       $   3,572    $  46,258        $   4,789
                                                  =========    =========        =========

See notes to financial statements.

                        CITICASTERS INC. AND SUBSIDIARIES
  SUPPLEMENTARY SCHEDULE TO THE STATEMENT OF CASH FLOWS - REORGANIZATION ITEMS
                                 (In Thousands)




                                                              Year Ended
                                                           December 31, 1993
                                                           -----------------
                                                              Predecessor
                                                              -----------
EFFECTS OF REORGANIZATION ACTIVITIES:
  Cash Items:
    Operating activities:
      Professional fees and other expenses
        related to bankruptcy proceedings
        and consummation of the reorganization                 $ (10,633)
                                                               =========

    Financing activities:
      Long-term debt issued for cash                           $   6,339
      Common stock issued for cash                                 1,161
                                                               ---------
                                                               $   7,500
                                                               =========
  Non Cash Items:
    Increase in long-term debt (primarily
        reduction in original issue discount)                  $  25,967
    Net adjustment of accounts to fair value                     (15,961)
    Decrease in liabilities subject to exchange                  (40,423)
    Increase in accrued liabilities
        (professional fees and other expenses
         related to consummation of the
         reorganization)                                           1,438
    Decrease in long-term debt through the
      issuance of common stock                                  (221,541)
    Elimination of minority interest (preferred
        stock of subsidiary) through the
        issuance of common stock                                (274,932)
    Common stock issued in reorganization                        134,762
                                                               ---------
                                                               $(390,690)
                                                               =========


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

                        CITICASTERS INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


     The gain on debt discharge is summarized as follows (in thousands):

       Carrying value of debt securities subject to
           exchange, including accrued interest                       $ 318,447
       Carrying value of preferred stock of subsidiary,
           including accrued dividends                                  309,608
       Aggregate principal amount of 14% Senior
           Extendable Notes issued in exchanges,
               including accrued interest since June 30, 1993           (71,236)
       Aggregate value of common stock
           issued in exchanges                                         (134,762)
       Expenses attributable to consummation of the
           reorganization                                                (7,573)
                                                                      ---------
       Total gain on debt discharge (See Note J)                      $ 414,484
                                                                      =========


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

     During 1994, Citicasters sold one AM and three FM radio stations and acquired or commenced the operation of two FM radio stations. The following table sets forth certain information regarding these radio station transactions:

                                            Date Operations                  Date of                Acquisition Price/
                                            Commenced/Ceased                 Closing                   Sales Price
                                            ----------------                 -------                   -----------
     ACQUISITIONS:
     -------------
       Sacramento (KRXQ-FM)                 January 1, 1994              May 27, 1994                   $16 million
       Cincinnati (WWNK-FM)                 April 25, 1994               April 21, 1995                 $15 million

     DISPOSITIONS:
     -------------
       Detroit (WRIF-FM)                    January 23, 1994             September 23, 1994             $11.5 million
       Milwaukee (WLZR-FM&AM)               April 14, 1994               April 14, 1994                 $7 million
       Denver (KBPI-FM)                     April 19, 1994               August 5, 1994                 $8 million

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

                                                               Year ended December 31,
                                                               -----------------------
                                                             1994                  1993
                                                             ----                  ----
         Net revenues                                      $128,375              $119,597
                                                           ========              ========
         Operating income                                  $ 30,624              $ 20,142
                                                           ========              ========
         Net earnings                                      $ 11,582              $  4,244
                                                           ========              ========
         Net earnings per share                            $    .47              $    .16
                                                           ========              ========


D. PROPERTY AND EQUIPMENT Property and equipment at December 31, consisted of the following (in thousands):


                                                           1995        1994
                                                         --------    --------
         Land and land improvements                      $  5,883    $  5,305
         Buildings and improvements                        15,458      10,710
         Operating and other equipment                     22,771      13,873
                                                         --------    --------
                                                           44,112      29,888
         Accumulated depreciation                         (10,234)     (4,805)
                                                         --------    --------
                                                         $ 33,878    $ 25,083
                                                         ========    ========


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


E. CONTRACTS, BROADCASTING LICENSES AND OTHER INTANGIBLES Contracts, broadcasting licenses and other intangibles at December 31, consisted of the following (in thousands):


                                                            1995         1994
                                                         ---------    ---------
         Licenses, network affiliation agreements
           and other market related intangibles          $ 322,749    $ 275,629
         Reorganization value in excess of amounts
           allocable to identifiable assets                  7,998        7,998
                                                         ---------    ---------
                                                           330,747      283,627
         Accumulated amortization                          (17,956)      (8,932)
                                                         ---------    ---------
                                                         $ 312,791    $ 274,695
                                                         =========    =========

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


F. LONG-TERM DEBT Long-term debt at December 31, consisted of the following (in thousands):

                                                         1995       1994
                                                       --------   --------
       Citicasters:
         9-3/4% Senior Subordinated Notes
           due February 2004, less unamortized
           discount of $2,519 and $2,709
           (imputed interest rate 10.13%)              $122,481   $122,291

       Subsidiaries:
         Bank credit facility                            10,000         --
                                                       --------   --------
       Total long-term debt                            $132,481   $122,291
                                                       ========   ========


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


     The interest rate under the facilities varies depending on Citicasters' leverage ratio. In the case of the base rate option, the rate ranges from the base rate to the base rate plus .75%. In the case of the eurodollar rate option, the rate ranges from 1% to 2% over the eurodollar rate. The weighted average interest rate on Citicasters outstanding bank debt as of December 31, 1996 was 6.84%. The bank credit facilities are secured by substantially all the assets of Citicasters. As of March 1, 1996, Citicasters had $26 million outstanding under the acquisition facility.

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

     Changes in the number of shares of common stock are shown in the following table:


         PREDECESSOR:
         ------------
           Outstanding at January 1, 1993                           56,729,434

           Effect of reverse stock split
               in restructuring                                    (56,303,963)
           Issued in restructuring for
               exchanges of securities                              24,772,412
           Issued for cash                                             213,383

         CITICASTERS:
         ------------
           Stock bonuses awarded to employees                           52,425
                                                                   -----------
           Outstanding at December 31, 1993                         25,463,691

           Stock bonuses awarded to employees                           37,125
           Stock repurchased and retired                            (5,297,569)
                                                                   -----------
           Outstanding at December 31, 1994                         20,203,247

           Exercise of stock option                                     29,812
           Stock repurchased and retired                              (256,132)
                                                                   -----------

           Outstanding at December 31, 1995                         19,976,927
                                                                   ===========

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

     Stock option data for Citicasters' stock option plans are as follows:

                                                            1995                                             1994
                                               -------------------------------                  -------------------------------
                                                                  Option Price                                     Option Price
                                                Shares             Per Share                     Shares             Per Share
                                                ------            ------------                   ------            ------------
     Outstanding, beginning
       of period                               1,614,375           $6.67-$10.33                 1,307,250             $6.67
     Granted                                      57,500          $18.00-$25.50                   498,375          $9.77-$10.33
     Exercised                                   (29,812)             $6.67                          -                  -
     Terminated                                     -                   -                        (191,250)            $6.67
                                               ---------                                        ---------
     Outstanding, December 31                  1,642,063           $6.67-$25.50                 1,614,375          $6.67-$10.33
                                               =========                                        =========

     Exercisable, December 31                    516,263           $6.67-$10.33                   223,200             $6.67
                                               =========                                        =========
     Available for grant
       December 31                               607,937                                          635,625
                                               =========                                        =========


H. INCOME TAXES Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of Citicasters' deferred tax assets and liability as of December 31, are as follows (in thousands):


                                                         1995      1994
                                                         ----      ----
       Deferred tax assets:
         Accrued expenses and other                    $ 8,409   $ 8,190

       Deferred tax liability:
         Book over tax basis of depreciable
             assets                                     53,231    52,676
                                                       -------   -------

       Net deferred tax liability                      $44,822   $44,486
                                                       =======   =======

                        CITICASTERS INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



     The following is a reconciliation of Federal income taxes at the "statutory" rate of 35% in 1995, 1994, and 1993 and as shown in the Statement of Operations (in thousands):


                                                                      Predecessor
                                                                      -----------
                                               1995      1994             1993
                                               ----      ----             ----
       Earnings (loss) from continuing
            operations before income taxes   $23,317   $116,606        ($ 66,796)
       Extraordinary items                        --         --          408,140
                                             -------   --------        ---------
       Adjusted earnings before
          income taxes                       $23,317   $116,606        $ 341,344
                                             =======   ========        =========

       Income taxes at the statutory rate    $ 8,161   $ 40,812        $ 119,470
       Effect of:
         Book basis over tax basis of
            stations sold                         --      8,472               --
         Goodwill                                 74        599             (630)
         Minority interest                        --         --            9,372
         Certain reorganization items             --         --         (127,606)
         State taxes net of Federal
            income tax benefit                   650      3,575               --
         Other                                   115         42             (606)
                                             -------   --------        ---------
         Income taxes as shown in the
            Statement of Operations          $ 9,000   $ 53,500        $      --
                                             =======   ========        =========


     Income tax provision as applied to continuing operations consists of (in thousands):

                                                                      Predecessor
                                                                      -----------
                                               1995      1994            1993
                                               ----      ----            ----
       Current taxes                         $ 7,300   $ 42,800        $     --
       Deferred taxes                            700      5,200              --
       State taxes                             1,000      5,500              --
                                             -------   --------        --------
                                             $ 9,000   $ 53,500        $     --
                                             =======   ========        ========


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


                                  1st        2nd       3rd      4th
                                Quarter    Quarter   Quarter   Quarter      Total
                                -------    -------   -------   -------      -----
       1995
       ----
         Net revenues          $ 29,045    $36,886   $34,126   $36,357   $136,414
         Operating income         4,724     11,588     8,910    11,325     36,547
         Net earnings             1,278      5,242     3,282     4,515     14,317
       * Net earnings
             per share         $    .06    $   .25   $   .15   $   .21   $    .68

       1994
       ----
         Net revenues          $ 48,449    $60,423   $50,908   $37,263   $197,043
         Operating income         7,193     18,321    13,386    12,683     51,583
         Net earnings (loss)     (1,752)     5,161    44,851    14,846     63,106
         Net earnings (loss)
             per share         ($   .07)   $   .20   $  1.75   $   .67   $   2.55

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

M. SUBSEQUENT EVENT On February 12, 1996, Citicasters and Jacor Communications, Inc. entered into a merger agreement by which Jacor will acquire Citicasters. Under the agreement, for each share of Citicasters' stock, Jacor will pay cash of $29.50 plus a five-year warrant to purchase approximately .2 shares of Jacor common stock at $28 per share. If the closing occurs after September 1996 the exercise price of the warrant would be reduced to $26 per share and the per share cash price would increase at the rate of $.2215 per month. American Financial and certain of its affiliates have agreed to execute irrevocable consents in favor of the Jacor transaction on March 13, 1996. The closing of the transaction is conditioned on, among other things, receipt of FCC and other regulatory approvals. Upon consummation of the merger, holders of the 9-3/4% Notes have the right to put their notes to the Company at 101% of principal.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, Citicasters Inc. Has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Citicasters Inc.



                                   By: /s/ GREGORY C. THOMAS
                                       -------------------------------
                                       Gregory C. Thomas
                                       Executive Vice President and
                                       Chief Financial Officer

Signed: June 24, 1996