Form 10-Q
period 1996-06-30
CITICASTERS INC
filed 1996-08-13
CIK 317833

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                           Commission File No. 1-8283

                                CITICASTERS INC.

                     Incorporated under the laws of Florida

                   IRS Employer Identification No. 59-2054850

                 One East Fourth Street, Cincinnati, Ohio 45202

                              Phone: (513) 562-8000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

         As of July 15, 1996, there were 20,007,552 shares of Common Stock outstanding.

                              EXHIBIT INDEX Page 12

                             CITICASTERS INC. - 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                        CITICASTERS INC. AND SUBSIDIARIES
                                  BALANCE SHEET
                             (Dollars in Thousands)

                                                                                                   June 30,           December 31,
                                                                                                     1996                 1995
                                                                                                  --------              --------
   ASSETS
   ------
Current assets:
  Cash and short-term investments                                                                  $ 2,027               $ 3,572
  Trade receivables, less allowance for
    doubtful accounts of $1,564 and $1,244                                                          35,108                32,495
  Broadcast program rights                                                                           3,903                 5,162
  Prepaid and other current assets                                                                   2,070                 3,059
                                                                                                  --------              --------
       Total current assets                                                                         43,108                44,288

Broadcast program rights, less current portion                                                       1,410                 3,296
Property and equipment, net                                                                         36,632                33,878
Contracts, broadcasting licenses and other
  intangibles, less accumulated amortization
  of $23,054 and $8,932                                                                            331,192               312,791
Deferred charges and other assets                                                                   14,479                22,093
                                                                                                  --------              --------
                                                                                                  $426,821              $416,346
                                                                                                  ========              ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Accounts payable, accrued expenses and
    other current liabilities                                                                     $ 16,144              $ 17,061
  Broadcast program rights fees payable                                                              3,467                 5,298
                                                                                                  --------              --------
       Total current liabilities                                                                    19,611                22,359

Broadcast program rights fees payable,
  less current portion                                                                               1,824                 2,829
Long-term debt                                                                                     142,584               132,481
Deferred income taxes                                                                               44,822                44,822
Other liabilities                                                                                   53,377                54,163
                                                                                                  --------              --------
       Total liabilities                                                                           262,218               256,654

Shareholders' equity:
  Class A Common Stock, $.01 par value, including
 additional paid-in capital; 500,000,000 shares
authorized; 20,007,552 and 19,976,927
    shares outstanding                                                                              83,148                82,936
  Retained earnings from January 1, 1994                                                            81,455                76,856
                                                                                                  --------              --------
  Total shareholders' equity                                                                       164,603               159,692
                                                                                                  --------              --------

                                                                                                  $426,821              $416,346
                                                                                                  ========              ========

See notes to financial statements.

                             CITICASTERS INC. - 10-Q

                        CITICASTERS INC. AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                           Three months ended      Six months ended
                                                June 30,                June 30,
                                         --------------------    --------------------
                                           1996        1995        1996        1995
                                           ----        ----        ----        ----
Net Revenues:
  Television broadcasting                $ 16,852    $ 16,429    $ 30,529    $ 30,515
  Radio broadcasting                       23,338      20,457      40,838      35,416
                                         --------    --------    --------    --------
                                           40,190      36,886      71,367      65,931
                                         --------    --------    --------    --------
Costs and expenses:
  Operating expenses                       10,191       9,229      20,225      18,373
  Selling, general and administrative      12,108      11,587      23,802      22,322
  Corporate general and administrative      1,035       1,038       2,088       2,161
  Depreciation and amortization             4,108       3,444       8,173       6,763
                                         --------    --------    --------    --------
                                           27,442      25,298      54,288      49,619
                                         --------    --------    --------    --------
Operating income                           12,748      11,588      17,079      16,312
Other income (expense):
  Interest expense                         (3,711)     (3,372)     (7,445)     (6,885)
  Investment income                            95         387         150       1,067
  Miscellaneous, net                         (563)        (61)     (2,085)        126
                                         --------    --------    --------    --------
                                           (4,179)     (3,046)     (9,380)     (5,692)
                                         --------    --------    --------    --------
Earnings before income taxes                8,569       8,542       7,699      10,620
Income taxes                                3,300       3,300       3,000       4,100
                                         --------    --------    --------    --------
NET EARNINGS                             $  5,269    $  5,242    $  4,699    $  6,520
                                         ========    ========    ========    ========
SHARE DATA:
  Primary and Fully Diluted:
    Net earnings                         $    .25    $    .25    $    .22    $    .31
    Average common shares                  21,144      21,030      21,175      20,936






See notes to financial statements.

                             CITICASTERS INC. - 10-Q

                        CITICASTERS INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)

                                                                                                Six months ended
                                                                                                    June 30,
                                                                                         --------------------------------
                                                                                           1996                   1995
                                                                                           ----                   ----

Common Stock, including additional
    paid-in capital:
  Beginning balance                                                                      $ 82,936               $ 87,831
  Common Stock repurchased
     and retired                                                                             -                      (341)
  Common Stock issued upon
     exercise of stock options                                                                212                    178
                                                                                         --------               --------

Balance at end of period                                                                   83,148                 87,668
                                                                                         --------               --------


Retained earnings:
 Beginning balance                                                                         76,756                 63,106
 Net earnings                                                                               4,699                  6,520
                                                                                         --------               --------
                                                                                         $ 81,455               $ 69,626
                                                                                         ========               ========
TOTAL SHAREHOLDERS' EQUITY                                                               $164,603               $157,294
                                                                                         ========               ========


                             CITICASTERS INC. - 10-Q

                        CITICASTERS INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                            Six months ended
                                                                June 30,
                                                         ---------------------
                                                            1996        1995
                                                            ----        ----

OPERATING ACTIVITIES:
  Net earnings                                           $  4,699    $  6,520
  Adjustments:
    Depreciation and amortization                           8,173       6,763
    Non-cash interest expense                                 103          93
    Decrease (increase) in trade receivables               (2,613)        923
    Decrease in broadcast program rights,
      net of fees payable                                     309         247
    Decrease in accounts payable, accrued
      expenses and other liabilities                       (1,683)     (6,133)
    Other                                                     599         (91)
                                                         --------    --------
                                                            9,587       8,322
                                                         --------    --------
INVESTING ACTIVITIES:
  Deposits on broadcast stations to be acquired              --        (3,400)
  Purchases of:
    Broadcast stations                                    (19,000)    (45,000)
    Real estate, property and equipment                    (2,947)     (5,783)
  Sales of broadcast stations                                --          --
  Other                                                       603          18
                                                         --------    --------
                                                          (21,344)    (54,165)

FINANCING ACTIVITIES:
  Retirements of long-term debt                            (6,000)       --
  Additional long-term borrowings                          16,000       6,000
  Company's Common shares repurchased                        --          (341)
  Other                                                       212         178
                                                         --------    --------
                                                           10,212       5,837
                                                         --------    --------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS            (1,545)    (40,006)

Cash and short-term investments at beginning of period      3,572      46,258
                                                         --------    --------

Cash and short-term investments at end of period         $  2,027    $  6,252
                                                         ========    ========

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

     American Financial Group, Inc. and its Subsidiaries ("American Financial") owned 7,566,889 shares or 37.8% of Citicasters' outstanding Common Stock at July 15, 1996. At that date, American Financial's Chairman, Carl H. Lindner, owned an additional 3,237,486 shares or 16.2% of Citicasters' outstanding Common Stock.

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

     EARNINGS PER SHARE Primary and fully diluted earnings per share are based upon the weighted average number of common shares and gives effect to common equivalent shares (dilutive options) outstanding during the respective periods. The effect of the options was to increase average shares outstanding by 1,168,000 and 1,139,000 shares for the three and six months ended June 30, 1996.

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

B. ACQUISITIONS AND DISPOSITIONS On February 12, 1996, Citicasters and Jacor Communications, Inc. entered into a merger agreement, by which Jacor will acquire Citicasters. Under the agreement, for each share of Citicasters' stock Jacor will pay cash of $29.50 plus a five-year warrant to purchase approximately .2 shares of Jacor common stock at $28 per full share. If the closing occurs after September 1996, the exercise price of the warrant would be reduced to $26 per share and the per share cash price would increase at the rate of $.2215 per month. American Financial and certain of its affiliates executed irrevocable consents in favor of the Jacor transaction on March 13, 1996. The closing of the transaction is conditioned on, among other things, receipt of FCC and other regulatory approvals. Upon consummation of the merger, holders of the 9-3/4% Notes have the right to put their notes to the Company at 101% of principal.

     During January 1996, Citicasters acquired two additional FM radio stations (WHOK and WLLD) and an additional AM radio station (WLOH) in Columbus for $24 million. Citicasters borrowed from its acquisition facility to fund the purchases.

     During June 1995, Citicasters acquired its second FM station in Portland
     (KKCW) for $30 million. During August 1995, Citicasters acquired a second FM radio station in Tampa (WTBT). The total purchase price for WTBT-FM was $8 milliion ($5.5 million was paid during August 1995 and $2.5 million was paid during June 1996). Citicasters began operating WTBT-FM during March 1995.

     The acquisition of radio stations in Portland, Tampa and Columbus will result in increased revenues, operating expenses and operating income before depreciation and amortization. Increases in depreciation and amortization and interest expense is expected to offset a significant portion of the aforementioned increases and, therefore, these acquisitions are not expected to have a material affect on the Company's operating income, earnings before income taxes, net earnings and net earnings per share for 1996.

C.   LONG-TERM DEBT  Long-term debt consisted of the following (in thousands):

                                                       June 30,       December 31,
                                                         1996            1995
                                                       --------       ------------
Citicasters:
  9-3/4% Senior Subordinated Notes
    due February 2004, less unamortized
    discount of $2,416 and $2,519
    (imputed interest rate 10.13%)                     $122,584          $122,481

Subsidiaries:
  Bank credit facility                                   20,000            10,000
                                                       --------          --------
                                                       $142,584          $132,481
                                                       ========          ========

     As of June 30, 1996, Citicasters had $105 million of bank credit available under a $125 million acquisition facility and all $25 million of bank credit available under a working capital facility.

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

                              CITICASTERS INC. 10-Q

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is a discussion of Citicasters' liquidity and capital resources and certain factors affecting Citicasters' results of operations for the three and six month periods ended June 30, 1996. This discussion should be read in conjunction with Citicasters' Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Citicasters is a holding company and depends on advances, dividends and tax allocation payments from its operating subsidiary, Citicasters Co., to meet its expenditures for administrative expenses and debt service obligations. Based upon current levels of Citicasters Co.'s operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations (including capital expenditures), administrative expenses and debt service. Citicasters Co. is permitted to advance funds or pay dividends to Citicasters Inc. for administrative expenses, borrowing costs and payment of dividends. Citicasters' credit agreement provides two credit facilities: an acquisition facility of $125 million and a working capital facility of $25 million. At July 15, 1996, $20 million had been drawn under the acquisition facility.

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

Net revenues and operating income are shown below (in thousands):

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                ---------------------     ----------------
                                   1996       1995        1996        1995
                                   ----       ----        ----        ----
Net revenues:
Television broadcasting:
  Local                         $  7,780    $  8,097    $ 14,663    $ 15,740
  National                         8,224       7,507      14,335      13,282
  Other                              848         825       1,531       1,493
                                --------    --------    --------    --------
    Total                         16,852      16,429      30,529      30,515
                                --------    --------    --------    --------
Radio broadcasting:
  Local                           19,630      16,714      34,312      28,684
  National                         3,556       3,589       6,193       6,393
  Other                              152         154         333         339
                                --------    --------    --------    --------
    Total                         23,338      20,457      40,838      35,416
                                --------    --------    --------    --------
  TOTAL NET REVENUES              40,190      36,886      71,367      65,931

Operating, selling, general
  and administrative expenses    (22,299)    (20,816)    (44,027)    (40,695)
Corporate general and
  administrative expenses         (1,035)     (1,038)     (2,088)     (2,161)
                                --------    --------    --------    --------
  OPERATING INCOME BEFORE
    DEPRECIATION AND
    AMORTIZATION                  16,856      15,032      25,252      23,075

Depreciation and amortization     (4,108)     (3,444)     (8,173)     (6,763)
                                --------    --------    --------    --------
  OPERATING INCOME              $ 12,748    $ 11,588    $ 17,079    $ 16,312
                                ========    ========    ========    ========


                              CITICASTERS INC. 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
          ------------------------------------------------------------

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1995.
- -------------------------------------------------------------------

Television net revenue increased approximately 3% for the three months ended June 30, 1996 and are slightly higher than last year's net revenue for the six months period. These increases are the net effect of increases at WKRC-TV in Cincinnati and decreases in WTSP-TV in Tampa/St. Petersburg. The decrease at WTSP is attributable to the switch in network affiliation and its effect on ratings. Radio net revenues increased 14% for the three months and 15% for the six months ended June 30. The acquisition of KKCW in Portland, WTBT in Tampa/St. Petersburg and WHOK, WLLD and WLOH in Columbus account for the majority of these increases.

Costs and expenses increased 7% for the quarter and 8% for the six months. These increases are primarily attributable to the radio station acquisitions. The increase in operating income before depreciation and amortization was 12% for the quarter and 9% for the six months ended June 30. The radio acquisitions account for approximately 40% of the increase for the quarter and approximately 70% of the increase for the six months.

Depreciation and amortization increased in both periods primarily as a result of the radio station acquisitions.

OTHER INCOME (EXPENSE) INFORMATION
- ----------------------------------

Interest expense increased and interest income decreased in both the three and six month periods as a result of the radio station acquisitions.

Miscellaneous, net in both periods of 1996 is primarily attributable to expenses related to the pending merger of the Company with Jacor.

                                           CITICASTERS INC. 10-Q
                                           ---------------------
                                                   PART II
                                                   -------

                                              OTHER INFORMATION
                                              -----------------

                                                    ITEM 6
                                                    ------

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

                                              CITICASTERS INC.


August 13, 1996                               BY: GREGORY C. THOMAS
                                              ----------------------------
                                              Gregory C. Thomas
                                              Executive Vice President and
                                                Chief Financial Officer