Form 10-K/A
period 1996-12-31
JACOR COMMUNICATIONS CO; WHOK INC; FMI PENNSYLVANIA INC; SY FISCHER CO AGENCY INC; JACOR BROADCASTING OF KNOXVILLE INC; JACOR BROADCASTING OF TAMPA BAY INC; JACOR CABLE INC; GEORGIA NETWORK EQUIPMENT INC; JACOR BROADCASTING OF SAN DIEGO INC; JACOR BROADCASTING OF ST LOUIS INC
filed 1997-04-15
CIK 317833, 1028790, 1028791, 1028792, 1028793, 1028794, 1028795, 1028796, 1028797, 1028798

FORM 10-K/A

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1996
                                    OR
[   ]      TRANSITION  REPORT  PURSUANT TO  SECTION  13  OR  15(d)  OF  THE
           SECURITIES EXCHANGE ACT OF 1934
               Commission File No. 0-12404

                        JACOR COMMUNICATIONS, INC.

A Delaware Corporation        Employer Identification No. 31-0978313

50 East RiverCenter Blvd., 12th Floor        Telephone (606) 655-2267
Covington, Kentucky 41011

       See "Table of Additional Registrants" on the following page.

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $.01 par value
     Common Stock Purchase Warrants expiring September 18, 2001 Common Stock Purchase Warrants expiring February 27, 2002

Other securities for which reports are submitted pursuant to Section 15(d) of the Act:
     9 3/4% Senior Subordinated Notes due 2006 ("9 3/4% Notes")
     10 1/8% Senior Subordinated Notes due 2006 ("10 1/8% Notes")
     Liquid Yield Option Notes due 2011
     Subsidiary Guarantees of 9 3/4% Notes and 10 1/8% Notes

Indicate by check mark whether the Registrant, Jacor Communications,  Inc.,
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
ninety days. Yes    X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of February 28, 1997 was $632,466,454.
The number of common shares outstanding as of February 28, 1997 was 34,834,780.

There are 101 pages in this document.
The index of exhibits appears on page 74.

                   Documents incorporated by Reference:
Portions of Registrant's definitive Proxy Statement to be filed during April 1997 in connection with the Annual Meeting of Shareholders presently scheduled to be held on May 28, 1997 are incorporated by reference into
Part           III           of          this          Form           10-K.

                      Table of Additional Registrants


                                         State of       I.R.S.Employer       1933 Act or 1934 Act
Name   of  Registrant                 Incorporation     Identification No.   Commission File No.
Jacor Communications Company
  (formerly known as Citicasters
      Inc.)                           Florida              59-2054850         1-8283
Broadcast Finance, Inc.               Ohio                 31-1390698         333-16469-33
Cine  Films, Inc.                     California           95-2945526         333-16469-47
Cine  Guarantors, Inc.                California           95-2677644         333-16469-28
Cine Guarantors II, Inc.              California           95-2960196         333-16469-30
Cine Guarantors II, Ltd.              Canada               Not Applicable     333-16469-39
Cine Mobile Systems Int'l. N.V.       Antille              Not Applicable     333-16469-41
Cine  Movil S.A. de C.V.              Mexico               Not Applicable     333-16469-40
Citicasters Co.                       Ohio                 31-1081002         333-16469-25
F.M.I. Pennsylvania, Inc.             Pennsylvania         59-1648738         333-16469-03
GACC-N26LB, Inc.                      Delaware             31-1231527         333-16469-26
GACC-340, Inc.                        Delaware             31-1251968         333-16469-27
Georgia Network Equipment, Inc.       Georgia              31-0317907         333-16469-08
Great American Merchandising Group,
   Inc.                               New York             13-2658721         333-16469-31
Great American Television
  Productions, Inc.                   California           31-1019819         333-16469-29
Inmobiliaria Radial, S.A. de C.V.     Mexico               Not Applicable     333-16469-42
Jacor Broadcasting Corporation        Ohio                 31-1363232         333-16469-38
Jacor Broadcasting of Atlanta, Inc.   Georgia              31-1133504         333-16469-35
Jacor Broadcasting of Colorado, Inc.  Colorado             31-1212116         333-16469-36
Jacor Broadcasting of Florida, Inc.   Florida              31-1102108         333-16469-34
Jacor Broadcasting of Idaho, Inc.     Delaware             31-1492541         333-16469-12
Jacor Broadcasting of Iowa, Inc.      Delaware             31-1492540         333-16469-13
Jacor Broadcasting of Knoxville,Inc.  Delaware             31-1125479         333-16469-05
Jacor Broadcasting of Lexington, Inc. Kentucky             31-1466604         333-16469-37
Jacor Broadcasting of San Diego, Inc. Delaware             31-1440011         333-16469-09
Jacor Broadcasting of Sarasota, Inc.  Florida              31-1468564         333-16469-11
Jacor Broadcasting of St. Louis, Inc. Missouri             43-1735433         333-16469-10
Jacor Broadcasting of Tampa Bay, Inc. Florida              31-1234979         333-16469-06
Jacor    Cable,   Inc.                Kentucky             31-1273897         333-16469-07
Location Productions, Inc.            California           95-2556702         333-16469-46
Location Productions II, Inc.         California           95-2945537         333-16469-45
Noble Broadcast Center, Inc.          California           33-0189045         333-16469-24
Noble   Broadcast   Group,  Inc.      Delaware             33-0215206         333-16469-14
Noble Broadcast Holdings, Inc.        Delaware             33-0492627         333-16469-21
Noble Broadcast Licenses, Inc.        California           34-1794221         333-16469-20
Noble Broadcast of Colorado, Inc.     California           33-0250362         333-16469-15
Noble Broadcast of San Diego, Inc.    California           95-3230874         333-16469-16
Noble Broadcast of St. Louis, Inc.    Delaware             33-0294761         333-16469-17
Noble Broadcast of Toledo, Inc.       California           30-0200806         333-16469-18
Nobro, S.C.                           Mexico               Not Applicable     333-16469-43
Nova  Marketing Group, Inc.           California           33-0578898         333-16469-19
Sports Radio Broadcasting, Inc.       California           33-0525378         333-16469-22
Sports Radio, Inc.                    California           95-4350343         333-16469-23
Taft-TCI   Satellite Services, Inc.   Colorado             84-0863016         333-16469-32
The Sy Fischer Company Agency, Inc.   California           95-2792659         333-16469-04
VTTV  Productions                     California           31-0924795         333-16469-44
WHOK, Inc.                            Ohio                 34-1092716         333-16469-02
                 50 East RiverCenter Boulevard, 12th Floor
                         Covington, Kentucky 41011
                     Telephone Number  (606) 655-2267

                                    1-A

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                             _________________

                                SIGNATURES

Pursuant  to  the  requirements of Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934, each of Jacor Communications, Inc. and the Subsidiaries has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date     April 15, 1997            By     R. Christopher Weber
                                   R. Christopher Weber,
                                   Senior     Vice     President,     Chief
                                   Financial Officer and Assistant
                                   Secretary    of    Jacor   Communications,
                                   Inc.; Senior Vice
                                   President   of   the   Subsidiaries    set
                                   forth on Schedule A; Chief
                                   Financial   Officer   and   Secretary   of
                                   the Subsidiary set forth
                                   on   Schedule   B;   Assistant   Secretary
                                   of the Subsidiaries set
                                   forth   on   Schedule   C;   Treasurer   of
                                   the Subsidiaries set forth
                                   on   Schedule  D;  and  Director   of   the
                                   Subsidiaries set forth
                                   on Schedule E

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of Jacor Communications, Inc. and the Subsidiaries on the dates indicated and in the capacities indicated herein and on the Schedules attached hereto.


Date     April 15, 1997                 Randy Michaels
                                   Randy Michaels,
                                 Chief    Executive   Officer    (Principal
                                 Executive Officer) and
                                 Director    of    Jacor    Communications,
                                 Inc.; President (Principal
                                 Executive      Officer)      of      the
                                 Subsidiaries set forth on Schedule
                                 F;   Co-Chief  Operating  Officer  of   the
                                 Subsidiary set forth
                                 on   Schedule  B;  and  Director   of   the
                                 Subsidiaries set forth
                                 on Schedule G


Date     April 15, 1997                 Robert L. Lawrence
                                   Robert L. Lawrence,
                                 President    and   Director    of    Jacor
                                 Communications, Inc.


Date     April 15, 1997                 Sheli Z. Rosenberg
                                   Sheli Z. Rosenberg,
                                Board   Chair   and   Director   of   Jacor
                                Communications, Inc.


Date     April 15, 1997                 John W. Alexander
                                   John W. Alexander,
                                 Director    of    Jacor    Communications,
                                 Inc.


Date     April 15, 1997                 Peter C.B. Bynoe
                                   Peter C.B. Bynoe,
                                 Director    of    Jacor    Communications,
                                 Inc.


                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                             _________________

                           SIGNATURES, Continued



Date     April 15, 1997                 Rod F. Dammeyer
                                   Rod F. Dammeyer,
                                 Director    of    Jacor    Communications,
                                 Inc.


Date     April 15, 1997                 F. Philip Handy
                                   F. Philip Handy,
                                 Director    of    Jacor    Communications,
                                 Inc.


Date     April 15, 1997                 Marc Lasry
                                   Marc Lasry,
                                 Director    of    Jacor    Communications,
                                 Inc.


Date     April 15, 1997                 Maggie Wilderotter
                                   Maggie Wilderotter,
                                 Director    of    Jacor    Communications,
                                 Inc.


Date     April 15, 1997                 R. Christopher Weber
                                   R. Christopher Weber,
                                   Senior     Vice     President,     Chief
                                   Financial Officer (Principal
                                   Financial    and    Accounting    Officer)
                                   and Assistant Secretary
                                   of      Jacor    Communications,    Inc.;
                                   Senior Vice President of
                                   the    Subsidiaries    set    forth    on
                                   Schedule  A;  Chief Financial   Officer
                                   (Principal   Financial  and   Accounting
                                   Officer) and
                                   Secretary    of    the   Subsidiary    set
                                   forth on Schedule B;
                                   Assistant     Secretary      of      the
                                   Subsidiaries set forth on Schedule
                                   C;    Treasurer    (Principal    Financial
                                   and Accounting Officer)
                                   of   the   Subsidiaries   set   forth   on
                                   Schedule D; and Director
                                   of   the   Subsidiaries   set   forth   on
                                   Schedule E



Date     April 15, 1997                 Jon M. Berry
                                   Jon M. Berry,
                                Senior   Vice   President   and   Treasurer
                                of Jacor
                                Communications,    Inc.;    Senior    Vice
                                President and Treasurer
                                (Principal   Financial   and    Accounting
                                Officer) of the
                                Subsidiaries   set   forth   on   Schedule
                                A; Assistant Secretary
                                of    the   Subsidiary   set   forth    on
                                Schedule B; Secretary of the
                                Subsidiaries   set   forth   on   Schedule
                                H; and Director of the
                                Subsidiaries  set  forth  on   Schedule   I


                         SCHEDULE A

 Jacor Communications Company (formerly known as Citicasters
                            Inc.)
                   Broadcast Finance, Inc.
                      Cine Films, Inc.
                    Cine Guarantors, Inc.
                  Cine Guarantors II, Inc.
                  Cine Guarantors II, Ltd.
               Cine Mobile Systems Int'l. N.V.
                   Cine Movil S.A. de C.V.
                       Citicasters Co.
                  F.M.I. Pennsylvania, Inc.
                      GACC-N26LB, Inc.
                       GACC-340, Inc.
               Georgia Network Equipment, Inc.
          Great American Merchandising Group, Inc.
         Great American Television Productions, Inc.
               Jacor Broadcasting Corporation
             Jacor Broadcasting of Atlanta, Inc.
            Jacor Broadcasting of Colorado, Inc.
             Jacor Broadcasting of Florida, Inc.
              Jacor Broadcasting of Idaho, Inc.
              Jacor Broadcasting of Iowa, Inc.
            Jacor Broadcasting of Knoxville, Inc.
            Jacor Broadcasting of Lexington, Inc.
            Jacor Broadcasting of San Diego, Inc.
            Jacor Broadcasting of Sarasota, Inc.
            Jacor Broadcasting of St. Louis, Inc.
            Jacor Broadcasting of Tampa Bay, Inc.
                      Jacor Cable, Inc.
                 Location Productions, Inc.
                Location Productions II, Inc.
                Noble Broadcast Center, Inc.
                 Noble Broadcast Group, Inc.
               Noble Broadcast Holdings, Inc.
               Noble Broadcast Licenses, Inc.
              Noble Broadcast of Colorado, Inc.
             Noble Broadcast of San Diego, Inc.
             Noble Broadcast of St. Louis, Inc.
               Noble Broadcast of Toledo, Inc.
                 Nova Marketing Group, Inc.
               Sports Radio Broadcasting, Inc.
                     Sports Radio, Inc.
              Taft-TCI Satellite Services, Inc.
             The Sy Fischer Company Agency, Inc.
                      VTTV Productions
                         WHOK, Inc.


                         SCHEDULE B

 Jacor Communications Company (formerly known as Citicasters
                            Inc.)


                         SCHEDULE C

                   Broadcast Finance, Inc.
                      Cine Films, Inc.
                    Cine Guarantors, Inc.
                  Cine Guarantors II, Inc.
                  Cine Guarantors II, Ltd.
               Cine Mobile Systems Int'l. N.V.
                   Cine Movil S.A. de C.V.
                       Citicasters Co.
                  F.M.I. Pennsylvania, Inc.
                      GACC-N26LB, Inc.
                       GACC-340, Inc.
               Georgia Network Equipment, Inc.
          Great American Merchandising Group, Inc.
         Great American Television Productions, Inc.
               Jacor Broadcasting Corporation
             Jacor Broadcasting of Atlanta, Inc.
            Jacor Broadcasting of Colorado, Inc.
             Jacor Broadcasting of Florida, Inc.
              Jacor Broadcasting of Idaho, Inc.
              Jacor Broadcasting of Iowa, Inc.
            Jacor Broadcasting of Knoxville, Inc.
            Jacor Broadcasting of Lexington, Inc.
            Jacor Broadcasting of San Diego, Inc.
            Jacor Broadcasting of Sarasota, Inc.
            Jacor Broadcasting of St. Louis, Inc.
            Jacor Broadcasting of Tampa Bay, Inc.
                      Jacor Cable, Inc.
                 Location Productions, Inc.
                Location Productions II, Inc.
                Noble Broadcast Center, Inc.
                 Noble Broadcast Group, Inc.
               Noble Broadcast Holdings, Inc.
               Noble Broadcast Licenses, Inc.
              Noble Broadcast of Colorado, Inc.
             Noble Broadcast of San Diego, Inc.
             Noble Broadcast of St. Louis, Inc.
               Noble Broadcast of Toledo, Inc.
                 Nova Marketing Group, Inc.
               Sports Radio Broadcasting, Inc.
                     Sports Radio, Inc.
              Taft-TCI Satellite Services, Inc.
             The Sy Fischer Company Agency, Inc.
                      VTTV Productions
                         WHOK, Inc.


                         SCHEDULE D

              Inmobiliaria Radial, S.A. de C.V.
                         Nobro, S.C.


                         SCHEDULE E

 Jacor Communications Company (formerly known as Citicasters
                            Inc.)
                   Broadcast Finance, Inc.
                       Citicasters Co.
              Inmobiliaria Radial, S.A. de C.V.
               Jacor Broadcasting Corporation
              Jacor Broadcasting of Iowa, Inc.
            Jacor Broadcasting of San Diego, Inc.
            Jacor Broadcasting of Sarasota, Inc.
            Jacor Broadcasting of St. Louis, Inc.
                         Nobro, S.C.
                         WHOK, Inc.


                         SCHEDULE F

 Jacor Communications Company (formerly known as Citicasters
                            Inc.)
                   Broadcast Finance, Inc.
                      Cine Films, Inc.
                    Cine Guarantors, Inc.
                  Cine Guarantors II, Inc.
                  Cine Guarantors II, Ltd.
               Cine Mobile Systems Int'l. N.V.
                   Cine Movil S.A. de C.V.
                       Citicasters Co.
                  F.M.I. Pennsylvania, Inc.
                      GACC-N26LB, Inc.
                       GACC-340, Inc.
               Georgia Network Equipment, Inc.
          Great American Merchandising Group, Inc.
         Great American Television Productions, Inc.
              Inmobiliaria Radial, S.A. de C.V.
               Jacor Broadcasting Corporation
             Jacor Broadcasting of Atlanta, Inc.
            Jacor Broadcasting of Colorado, Inc.
             Jacor Broadcasting of Florida, Inc.
              Jacor Broadcasting of Idaho, Inc.
              Jacor Broadcasting of Iowa, Inc.
            Jacor Broadcasting of Knoxville, Inc.
            Jacor Broadcasting of Lexington, Inc.
            Jacor Broadcasting of San Diego, Inc.
            Jacor Broadcasting of Sarasota, Inc.
            Jacor Broadcasting of St. Louis, Inc.
            Jacor Broadcasting of Tampa Bay, Inc.
                      Jacor Cable, Inc.
                 Location Productions, Inc.
                Location Productions II, Inc.
                Noble Broadcast Center, Inc.
                 Noble Broadcast Group, Inc.
               Noble Broadcast Holdings, Inc.
               Noble Broadcast Licenses, Inc.
              Noble Broadcast of Colorado, Inc.
             Noble Broadcast of San Diego, Inc.
             Noble Broadcast of St. Louis, Inc.
               Noble Broadcast of Toledo, Inc.
                         Nobro, S.C.
                 Nova Marketing Group, Inc.
               Sports Radio Broadcasting, Inc.
                     Sports Radio, Inc.
              Taft-TCI Satellite Services, Inc.
             The Sy Fischer Company Agency, Inc.
                      VTTV Productions
                         WHOK, Inc.


                         SCHEDULE G

              Inmobiliaria Radial, S.A. de C.V.
             Jacor Broadcasting of Florida, Inc.
                         Nobro, S.C.


                         SCHEDULE H

                   Broadcast Finance, Inc.
                      Cine Films, Inc.
                    Cine Guarantors, Inc.
                  Cine Guarantors II, Inc.
                  Cine Guarantors II, Ltd.
               Cine Mobile Systems Int'l. N.V.
                   Cine Movil S.A. de C.V.
                       Citicasters Co.
                  F.M.I. Pennsylvania, Inc.
                      GACC-N26LB, Inc.
                       GACC-340, Inc.
               Georgia Network Equipment, Inc.
          Great American Merchandising Group, Inc.
         Great American Television Productions, Inc.
              Inmobiliaria Radial, S.A. de C.V.
               Jacor Broadcasting Corporation
             Jacor Broadcasting of Atlanta, Inc.
            Jacor Broadcasting of Colorado, Inc.
             Jacor Broadcasting of Florida, Inc.
              Jacor Broadcasting of Idaho, Inc.
              Jacor Broadcasting of Iowa, Inc.
            Jacor Broadcasting of Knoxville, Inc.
            Jacor Broadcasting of Lexington, Inc.
            Jacor Broadcasting of San Diego, Inc.
            Jacor Broadcasting of Sarasota, Inc.
            Jacor Broadcasting of St. Louis, Inc.
            Jacor Broadcasting of Tampa Bay, Inc.
                      Jacor Cable, Inc.
                 Location Productions, Inc.
                Location Productions II, Inc.
                Noble Broadcast Center, Inc.
                 Noble Broadcast Group, Inc.
               Noble Broadcast Holdings, Inc.
               Noble Broadcast Licenses, Inc.
              Noble Broadcast of Colorado, Inc.
             Noble Broadcast of San Diego, Inc.
             Noble Broadcast of St. Louis, Inc.
               Noble Broadcast of Toledo, Inc.
                         Nobro, S.C.
                 Nova Marketing Group, Inc.
               Sports Radio Broadcasting, Inc.
                     Sports Radio, Inc.
              Taft-TCI Satellite Services, Inc.
             The Sy Fischer Company Agency, Inc.
                      VTTV Productions
                         WHOK, Inc.


                         SCHEDULE I

 Jacor Communications Company (formerly known as Citicasters
                            Inc.)
                   Broadcast Finance, Inc.
                      Cine Films, Inc.
                    Cine Guarantors, Inc.
                  Cine Guarantors II, Inc.
                  Cine Guarantors II, Ltd.
               Cine Mobile Systems Int'l. N.V.
                   Cine Movil S.A. de C.V.
                       Citicasters Co.
                  F.M.I. Pennsylvania, Inc.
                      GACC-N26LB, Inc.
                       GACC-340, Inc.
               Georgia Network Equipment, Inc.
          Great American Merchandising Group, Inc.
         Great American Television Productions, Inc.
              Inmobiliaria Radial, S.A. de C.V.
               Jacor Broadcasting Corporation
             Jacor Broadcasting of Atlanta, Inc.
            Jacor Broadcasting of Colorado, Inc.
             Jacor Broadcasting of Florida, Inc.
              Jacor Broadcasting of Idaho, Inc.
            Jacor Broadcasting of Knoxville, Inc.
            Jacor Broadcasting of Lexington, Inc.
            Jacor Broadcasting of San Diego, Inc.
            Jacor Broadcasting of St. Louis, Inc.
            Jacor Broadcasting of Tampa Bay, Inc.
                      Jacor Cable, Inc.
                 Location Productions, Inc.
                Location Productions II, Inc.
                Noble Broadcast Center, Inc.
                 Noble Broadcast Group, Inc.
               Noble Broadcast Holdings, Inc.
               Noble Broadcast Licenses, Inc.
              Noble Broadcast of Colorado, Inc.
             Noble Broadcast of San Diego, Inc.
             Noble Broadcast of St. Louis, Inc.
               Noble Broadcast of Toledo, Inc.
                         Nobro, S.C.
                 Nova Marketing Group, Inc.
               Sports Radio Broadcasting, Inc.
                     Sports Radio, Inc.
              Taft-TCI Satellite Services, Inc.
             The Sy Fischer Company Agency, Inc.
                      VTTV Productions
                         WHOK, Inc.